Form 10-Q
period 2023-09-30
MID PENN BANCORP INC
filed 2023-11-09
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 31, 2023, the registrant had 16,668,569 shares of common stock outstanding, par value $1.00 per share.

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

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$52,509	$53,368
Interest-bearing balances with other financial institutions	12,739	4,405
Federal funds sold	52,851	3,108
Total cash and cash equivalents	118,099	60,881
Investment securities:
HTM, at amortized cost (fair value $341,006 and $348,505)	401,561	399,494
AFS, at fair value	218,064	237,878
Equity securities available for sale, at fair value	413	430
Loans held for sale, at fair value	4,270	2,475
Loans, net of unearned interest	4,145,657	3,514,119
Less: ACL - Loans	(34,004)	(18,957)
Net loans	4,111,653	3,495,162

Premises and equipment, net	38,849	34,471
Operating lease right of use asset	8,693	8,798
Finance lease right of use asset	2,773	2,907
Cash surrender value of life insurance	54,209	50,674
Restricted investment in bank stocks	13,554	8,315
Accrued interest receivable	24,230	18,405
Deferred income taxes	25,509	13,674
Goodwill	129,752	114,231
Core deposit and other intangibles, net	6,970	7,260
Foreclosed assets held for sale	905	43
Other assets	56,459	42,856
Total Assets	$5,215,963	$4,497,954

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$804,785	$793,939
Interest-bearing transaction accounts	2,217,885	2,325,847
Time	1,358,946	658,545
Total Deposits	4,381,616	3,778,331

Short-term borrowings	139,000	102,647
Long-term debt	58,992	4,409
Subordinated debt	46,501	56,941
Operating lease liability	9,097	9,725
Accrued interest payable	14,657	2,303
Other liabilities	37,389	31,499
Total Liabilities	4,687,252	3,985,855

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized at September 30, 2023 and 20,000,000 at December 31, 2022; 16,993,069 issued at September 30, 2023 and 16,094,486 at December 31, 2022; 16,580,347 outstanding at September 30, 2023 and 15,886,143 at December 31, 2022	16,993	16,094
Additional paid-in capital	405,341	386,987
Retained earnings	137,199	133,114
Accumulated other comprehensive loss	(21,362)	(19,216)
Treasury stock, at cost; 412,722 shares at September 30, 2023 and 208,343 shares at December 31, 2022	(9,460)	(4,880)
Total Shareholders’ Equity	528,711	512,099
Total Liabilities and Shareholders' Equity	$5,215,963	$4,497,954
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
INTEREST INCOME
Loans, including fees	$58,792	$38,484	$156,751	$107,764
Investment securities:
Taxable	4,106	3,382	11,942	8,168
Tax-exempt	382	392	1,162	1,107
Other interest-bearing balances	86	12	222	33
Federal funds sold	51	736	145	1,786
Total Interest Income	63,417	43,006	170,222	118,858
INTEREST EXPENSE
Deposits	23,559	2,836	53,487	7,149
Short-term borrowings	1,584	—	4,581	—
Long-term and subordinated debt	794	761	2,181	2,453
Total Interest Expense	25,937	3,597	60,249	9,602
Net Interest Income	37,480	39,409	109,973	109,256
Provision for credit losses - loans	1,427	1,550	3,074	3,775
Net Interest Income After Provision for Credit Losses - Loans	36,053	37,859	106,899	105,481
NONINTEREST INCOME
Fiduciary and wealth management	1,296	1,729	3,736	3,986
ATM debit card interchange	986	1,078	3,040	3,263
Service charges on deposits	509	483	1,458	1,617
Mortgage banking	382	536	1,053	1,370
Mortgage hedging	67	217	215	1,321
Net gain on sales of SBA loans	85	152	213	262
Earnings from cash surrender value of life insurance	278	250	824	758
Other	1,743	1,518	4,352	4,366
Total Noninterest Income	5,346	5,963	14,891	16,943
NONINTEREST EXPENSE
Salaries and employee benefits	15,259	13,583	44,130	39,167
Software licensing and utilization	2,085	1,804	6,101	5,731
Occupancy, net	1,761	1,634	5,397	5,088
Equipment	1,292	1,121	3,791	3,244
Shares tax	808	920	2,458	2,626
Legal and professional fees	890	528	2,292	1,861
ATM/card processing	641	518	1,666	1,605
Intangible amortization	484	514	1,289	1,516
FDIC Assessment	1,746	254	2,770	1,351
Loss on sale of foreclosed assets, net	(18)	(57)	(144)	(88)
Merger and acquisition	352	—	5,568	—
Post-acquisition restructuring	—	—	2,952	329
Other	4,589	3,896	13,218	11,945
Total Noninterest Expense	29,889	24,715	91,488	74,375
INCOME BEFORE PROVISION FOR INCOME TAXES	11,510	19,107	30,302	48,049
Provision for income taxes	2,274	3,626	5,003	8,962
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$9,236	$15,481	$25,299	$39,087

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.56	$0.97	$1.56	$2.45
Diluted Earnings Per Common Share	$0.56	$0.97	$1.56	$2.45
Weighted-average basic shares outstanding	16,571,825	15,877,592	16,233,006	15,922,945
Weighted-average diluted shares outstanding	16,594,999	15,887,871	16,264,722	15,945,274
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2023	2022	2023	2022
Net income	$9,236	$15,481	$25,299	$39,087

Other comprehensive loss:

Unrealized losses arising during the period on available for sale securities, net of income tax benefit of $1,173, $2,492, $1,514, and $5,162 respectively. (1)	(4,410)	(9,376)	(5,694)	(19,418)

Unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges, net of income tax (cost) of ($228), $0, ($948), and $0, respectively. (1)	859	—	3,568	—

Change in defined benefit plans, net of income tax benefit (cost) of $2, ($4), $2, and ($37), respectively (1), (2)	(6)	11	(8)	138

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax benefit of $0, $2, $3, and $2, respectively (1), (3)	—	(6)	(12)	(8)

Total other comprehensive loss	(3,557)	(9,371)	(2,146)	(19,288)

Total comprehensive income	$5,679	$6,110	$23,153	$19,799
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
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2023	16,094,486	$16,094	$386,987	$133,114	$(19,216)	$(4,880)	$512,099
Net income	—	—	—	11,227	—	—	11,227
Total other comprehensive income, net of taxes	—	—	—	—	1,842	—	1,842
Common stock cash dividends declared - $0.20 per share	—	—	—	(3,176)	—	—	(3,176)
Impact of adopting CECL (1)	—	—	—	(11,548)	—	—	(11,548)
Employee Stock Purchase Plan	2,217	2	55	—	—	—	57
Director Stock Purchase Plan	1,651	2	41	—	—	—	43
Restricted stock activity	—	—	249	—	—	—	249
Balance, March 31, 2023	16,098,354	16,098	387,332	129,617	(17,374)	(4,880)	510,793

Net income	—	—	—	4,836	—	—	4,836
Total other comprehensive loss, net of taxes	—	—	—	—	(431)	—	(431)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,182)	—	—	(3,182)
Common stock issued to Brunswick shareholders (2)	849,510	850	17,245	—	—		18,095
Repurchased stock	—	—	—	—	—	(4,580)	(4,580)
Employee Stock Purchase Plan	2,258	2	48	—	—	—	50
Director Stock Purchase Plan	2,511	3	53	—	—	—	56
Restricted stock activity	27,667	27	224	—	—	—	251
Balance, June 30, 2023	16,980,300	$16,980	$404,902	$131,271	$(17,805)	$(9,460)	$525,888

Net income	—	—	—	9,236	—	—	9,236
Total other comprehensive loss, net of taxes	—	—	—	—	(3,557)	—	(3,557)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,308)	—	—	(3,308)
Repurchased stock	—	—	—	—	—	—	—
Employee Stock Purchase Plan	4,833	5	90	—	—	—	95
Director Stock Purchase Plan	2,263	2	43	—	—	—	45
Restricted stock activity	5,673	6	306	—	—	—	312
Balance, September 30, 2023	16,993,069	$16,993	$405,341	$137,199	$(21,362)	$(9,460)	$528,711
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

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED) (CONTINUED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2022	16,056,282	$16,056	$384,742	$91,043	$158	$(1,923)	$490,076
Net income	—	—	—	11,354	—	—	11,354
Total other comprehensive loss, net of taxes	—	—	—	—	(5,104)	—	(5,104)
Common stock cash dividends declared - $0.20 per share	—	—	—	(3,191)	—	—	(3,191)
Riverview restricted stock adjustment	—	—	776	—	—	—	776
Employee Stock Purchase Plan	1,710	2	44	—	—	—	46
Director Stock Purchase Plan	1,377	1	35	—	—	—	36
Restricted stock activity	—	—	168	—	—	—	168
Balance, March 31, 2022	16,059,369	$16,059	$385,765	$99,206	$(4,946)	$(1,923)	$494,161

Net income	—	—	—	12,252	—	—	12,252
Total other comprehensive loss, net of taxes	—	—	—	—	(4,813)	—	(4,813)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,193)	—	—	(3,193)
Repurchased stock	—	—	—	—	—	(2,957)	(2,957)
Employee Stock Purchase Plan	1,899	2	49	—	—	—	51
Director Stock Purchase Plan	1,589	2	41	—	—	—	43
Restricted stock activity	17,200	18	273	—	—	—	291
Balance, June 30, 2022	16,080,057	$16,081	$386,128	$108,265	$(9,759)	$(4,880)	$495,835

Net income	—	—	—	15,481	—	—	15,481
Total other comprehensive loss, net of taxes	—	—	—	—	(9,371)	—	(9,371)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,174)	—	—	(3,174)
Employee Stock Purchase Plan	1,486	1	53	—	—	—	54
Director Stock Purchase Plan	1,927	2	41	—	—	—	43
Restricted stock activity	7,227	7	230	—	—	—	237
Balance, September 30, 2022	16,090,697	16,091	386,452	120,572	(19,130)	(4,880)	499,105
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Operating Activities:
Net Income	$25,299	$39,087
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	3,074	3,775
Depreciation	3,645	3,056
Amortization of intangibles	1,289	1,516
Net amortization of security discounts/premiums	363	530
Noncash operating lease expense	1,413	1,255
Amortization of finance lease right of use asset	134	135
Earnings on cash surrender value of life insurance	(824)	(758)
Mortgage loans originated for sale	(86,451)	(116,966)
Proceeds from sales of mortgage loans originated for sale	85,709	123,853
Gain on sale of mortgage loans	(1,053)	(1,370)
SBA loans originated for sale	(4,015)	(5,310)
Proceeds from sales of SBA loans originated for sale	3,802	5,571
Gain on sale of SBA loans	(213)	(262)
Gain on sale of property, plant, and equipment	(59)	(97)
Gain on sale or write-down of foreclosed assets	(144)	(88)
Loss on sale of bank premises and equipment held for sale	—	(114)
Write-off of bank premises and equipment held for sale	—	705
Accretion of subordinated debt	(440)	(417)
Stock compensation expense	812	696
Change in deferred income tax benefit	(1,501)	(23)
Increase accrued interest receivable	(4,654)	(4,533)
Increase in other assets	(621)	(712)
Increase (decrease) in accrued interest payable	10,443	50
Decrease in operating lease liability	(1,936)	(1,654)
Increase (decrease) in other liabilities	2,332	(6,321)
Net Cash Provided By Operating Activities	36,404	41,604

Investing Activities:
Proceeds from the sale of available-for-sale securities	1,751	—
Proceeds from the maturity or call of available-for-sale securities	12,782	9,910
Purchases of available-for-sale securities	—	(213,974)
Proceeds from the maturity or call of held-to-maturity securities	8,145	12,401
Purchases of held-to-maturity securities	—	(85,664)
Stock dividends of FHLB and other bank stock	549	—
(Purchases) reduction of restricted investment in bank stock	(5,788)	4,539
Net cash received from acquisition	1,068	—
Net increase in loans	(318,079)	(218,061)
Purchases of bank premises and equipment	(2,707)	(3,734)
Proceeds from the sale of premises and equipment	59	1,912
Proceeds from the sale of foreclosed assets	644	148
Proceeds from bank-owned life insurance	774	—
Gain on bank-owned life insurance	(125)	—
Net change in investments in tax credits and other partnerships	(5,615)	—
Net Cash Used In Investing Activities	(306,542)	(492,523)

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

Financing Activities:
Net increase (decrease) in deposits	320,666	(272,420)
Proceeds from long-term debt	25,000	—
Common stock dividends paid	(9,666)	(9,558)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	346	273
Treasury stock purchased	(4,580)	(2,957)
Riverview restricted stock (1)	—	776
Net change in finance lease liability	(69)	(67)
Net change in short-term borrowings	36,353	—
Long-term debt repayment	(30,694)	(76,702)
Subordinated debt redemption and trust preferred securities	(10,000)	(7,500)
Net Cash Provided by (Used In) Financing Activities	327,356	(368,155)

Net increase (decrease) in cash and cash equivalents	57,218	(819,074)
Cash and cash equivalents, beginning of period	60,881	913,752
Cash and cash equivalents, end of period	$118,099	$94,678

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$56,707	$9,552
Cash paid for income taxes	4,400	3,500

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$1,336	$552
Recognition of operating lease liabilities	1,336	552
Obsolete Riverview asset write-off	—	705
Loans transferred to foreclosed assets held for sale	1,362	109
Held-to-maturity securities purchased, not settled	—	—

Fair value of assets acquired in business combination, excluding cash (2)	$370,919	$—
Goodwill recorded (2)	15,521	—
Liabilities assumed in business combination (2)	346,288	—
Stock issued in business combination (2)	18,095	—
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

MID PENN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Summary of Significant Accounting Policies
Basis of Presentation
For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and four nonbank subsidiaries, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC and MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of September 30, 2023, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Mid Penn believes the information presented is not misleading, and the disclosures are adequate. For comparative purposes, the September 30, 2022 and December 31, 2022 balances have been reclassified, when necessary, to conform to the 2023 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2022 Annual Report.
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2023, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.
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

MID PENN BANCORP, INC.

All other significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the 2022 Annual Report. Those significant accounting policies are unchanged at September 30, 2023.
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
ASU 2023-06: The FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.
ASU 2023-06 amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a significant impact on our financial statements.

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
Mid Penn has recognized total goodwill of $15.5 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of the consideration exchanged related to Mid Penn’s common stock was calculated based upon the closing market price of Mid Penn’s common stock as of May 19, 2023. None of the goodwill recognized is expected to be deductible for income tax purposes.

Mid Penn incurred expenses related to the Brunswick Acquisition of $352 thousand for the three months ended September 30, 2023 and $8.5 million for the nine months ended September 30, 2023, which are included in noninterest expense in the Consolidated Statements of Income.

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

MID PENN BANCORP, INC.

Day 1 fair value was $16.6 million. The initial provision expense for non-PCD loans associated with the Brunswick Acquisition was $2.0 million.

Estimated fair values of the assets acquired and liabilities assumed in the Brunswick Acquisition as of the closing date are as follows:

(In thousands)
Assets acquired:
Cash and cash equivalents	$21,029
Federal funds sold	7,604
Investment securities	1,825
Loans	324,471
Goodwill	15,521
Core deposit intangible	999
Premises and equipment	5,315
Cash surrender value of life insurance	3,361
Deferred income taxes	6,792
Accrued interest receivable	1,171
Other assets	3,860
Total assets acquired	391,948
Liabilities assumed:
Deposits:
Noninterest-bearing demand	62,123
Interest-bearing demand	11,767
Money Market	47,362
Savings	14,203
Time	147,164
Long-term debt	60,137
Accrued interest payable	1,911
Other liabilities	1,621
Total liabilities assumed	346,288

Consideration paid	$45,660

Cash paid	$27,565
Fair value of common stock issued	18,095

Management has completed its evaluation of fair values of all assets and liabilities shown in the table above and all amounts are considered final. Measurement period adjustments for the three months ending September 30, 2023 were $349 thousand related to securities paydowns received after the acquisition date that relate to the period before the acquisition date, as well as a $6.4 million reclass between noninterest-bearing demand and interest-bearings demand deposits.

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

MID PENN BANCORP, INC.

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
At September 30, 2023, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At September 30, 2023, accrued interest receivable totaled $1.0 million for AFS securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
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
At September 30, 2023, Mid Penn’s HTM securities totaled $401.6 million. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at September 30, 2023.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At September 30, 2023, accrued interest receivable totaled $2.4 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
At September 30, 2023, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at September 30, 2023.

MID PENN BANCORP, INC.

The amortized cost and estimated fair value of investment securities for the periods presented:

	September 30, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,609	$—	$1,878	$34,731
Mortgage-backed U.S. government agencies	173,060	—	24,416	148,644
State and political subdivision obligations	4,338	—	1,026	3,312
Corporate debt securities	35,729	—	4,352	31,377
Total available-for-sale debt securities	249,736	—	31,672	218,064
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,771	$—	$40,363	$205,408
Mortgage-backed U.S. government agencies	45,374	—	7,614	37,760
State and political subdivision obligations	84,942	—	11,330	73,612
Corporate debt securities	25,474	—	1,248	24,226
Total held-to-maturity debt securities	401,561	—	60,555	341,006
Total	$651,297	$—	$92,227	$559,070

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,528	$—	$1,614	$34,914
Mortgage-backed U.S. government agencies	185,993	—	19,078	166,915
State and political subdivision obligations	4,354	—	815	3,539
Corporate debt securities	35,467	—	2,957	32,510
Total available-for-sale debt securities	$262,342	$—	$24,464	$237,878
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,671	$—	$34,834	$210,837
Mortgage-backed U.S. government agencies	50,710	—	6,676	44,034
State and political subdivision obligations	87,125	—	8,345	78,780
Corporate debt securities	15,988	—	1,134	14,854
Total held-to-maturity debt securities	399,494	—	50,989	348,505
Total	$661,836	$—	$75,453	$586,383
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
Investment securities having a fair value of $392.6 million at September 30, 2023 and $338.8 million at December 31, 2022 were pledged to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $226.0 million as of September 30, 2023 and $189.0 million as of December 31, 2022.

MID PENN BANCORP, INC.

The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
September 30, 2023	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	19	$34,731	$1,878	19	$34,731	$1,878
Mortgage-backed U.S. government agencies	1	1,455	122	92	147,189	24,294	93	148,644	24,416
State and political subdivision obligations	—	—	—	8	3,312	1,026	8	3,312	1,026
Corporate debt securities	—	—	—	18	31,377	4,352	18	31,377	4,352
Total available-for-sale debt securities	1	$1,455	$122	137	$216,609	$31,550	138	$218,064	$31,672

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	4	5,627	858	141	199,781	39,505	145	205,408	40,363
Mortgage-backed U.S. government agencies	2	971	61	62	36,789	7,553	64	37,760	7,614
State and political subdivision obligations	5	1,568	463	194	72,044	10,867	199	73,612	11,330
Corporate debt securities	—	—	—	15	24,226	1,248	15	24,226	1,248
Total held-to-maturity debt securities	11	8,166	1,382	412	332,840	59,173	423	341,006	60,555
Total	12	$9,621	$1,504	549	$549,449	$90,723	561	$559,070	$92,227

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2022	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	19	$34,914	$1,614	—	$—	$—	19	$34,914	$1,614
Mortgage-backed U.S. government agencies	69	131,879	11,876	24	35,036	7,202	93	166,915	19,078
State and political subdivision obligations	6	2,521	671	2	1,018	144	8	3,539	815
Corporate debt securities	12	25,063	2,153	4	4,196	804	16	29,259	2,957
Total available-for-sale securities	106	194,377	16,314	30	40,250	8,150	136	234,627	24,464

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	54	$84,946	$10,093	91	$125,891	$24,741	145	$210,837	$34,834
Mortgage-backed U.S. government agencies	40	13,866	1,071	24	30,168	5,605	64	44,034	6,676
State and political subdivision obligations	185	73,735	7,413	18	4,616	932	203	78,351	8,345
Corporate debt securities	4	5,721	317	5	5,182	817	9	10,903	1,134
Total held to maturity securities	283	178,268	18,894	138	165,857	32,095	421	344,125	50,989
Total	389	$372,645	$35,208	168	$206,107	$40,245	557	$578,752	$75,453
There were no gross realized gains and losses on sales of available-for-sale debt securities for the three and nine months ended September 30, 2023 and 2022.

MID PENN BANCORP, INC.

The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
September 30, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$6,995	$6,878	$8,076	$7,960
Due after 1 year but within 5 years	37,872	36,109	94,702	86,955
Due after 5 years but within 10 years	29,472	24,686	209,213	172,101
Due after 10 years	2,337	1,747	44,196	36,230
	76,676	69,420	356,187	303,246
Mortgage-backed securities	173,060	148,644	45,374	37,760
	$249,736	$218,064	$401,561	$341,006
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
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	September 30, 2023	December 31, 2022
Commercial real estate (1)	$2,288,396	$2,052,934
Commercial and industrial	648,439	596,042
Construction	462,215	441,246
Residential mortgage (1)	743,533	416,221
Consumer	3,074	7,676
Total loans	$4,145,657	$3,514,119
(1) In accordance with the guidance in FASB ASC Topic 326, Mid Penn redefined its loan portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. As such, $181.9 million of loans were reclassified from Commercial real estate to Residential mortgage upon adoption of CECL on January 1, 2023. Prior periods were not reclassified.
Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees of $3.9 million reduced the carrying value of loans as of September 30, 2023 and December 31, 2022, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. At September 30, 2023, accrued interest receivable for loans totaled $20.4 million with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.

MID PENN BANCORP, INC.

Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of September 30, 2023 and December 31, 2022, are summarized as follows:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
September 30, 2023
Commercial real estate	$8,355	$—	$3,006	$11,361	$2,277,035	$2,288,396	$—
Commercial and industrial	232	—	1,533	1,765	646,674	648,439	—
Construction	472	—	2,256	2,728	459,487	462,215	—
Residential mortgage	4,068	233	1,675	5,976	737,557	743,533	9
Consumer	—	—	3	3	3,071	3,074	3
Total	$13,127	$233	$8,473	$21,833	$4,123,824	$4,145,657	$12

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2022
Commercial real estate	$1,792	$—	$1,438	$3,230	$2,047,167	$2,050,397	$—
Commercial and industrial	1,808	3	1,854	3,665	592,377	596,042	654
Construction	2,258	—	—	2,258	438,988	441,246	—
Residential mortgage	3,826	955	670	5,451	409,630	415,081	—
Consumer	44	19	—	63	7,613	7,676	—
Loans acquired with credit deterioration:
Commercial real estate	78	—	826	904	1,633	2,537	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Residential mortgage	223	228	241	692	448	1,140	—
Consumer	—	—	—	—	—	—	—
Total	$10,029	$1,205	$5,029	$16,263	$3,497,856	$3,514,119	$654
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023			December 31, 2022
	Non-accrual Loans			Total non-accrual Loans
(In thousands)	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$461	$6,228	$6,689	$4,864
Commercial and industrial	1,375	181	1,556	1,222
Construction	—	2,256	2,256	—
Residential mortgage	95	2,862	2,957	1,698
Consumer	—	—	—	411
	$1,931	$11,527	$13,458	$8,195

MID PENN BANCORP, INC.

The amount of interest income recognized on nonaccrual loans was approximately $551 thousand and $221 thousand during the three months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, the amount of interest income recognized on nonaccrual loans was approximately $1.0 million and $605 thousand, respectively.
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

MID PENN BANCORP, INC.

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2023	2022	2021	2020	2019	Prior		Total
Commercial real estate
Pass	$230,714	$555,982	$391,929	$303,897	$188,508	$545,699	$35,339	$2,252,068
Special mention	200	—	210	—	—	16,825	190	17,425
Substandard or lower	—	5,241	—	3,176	230	10,208	48	18,903
Total commercial real estate	230,914	561,223	392,139	307,073	188,738	572,732	35,577	2,288,396
Gross charge offs	—	—	—	—	—	(16)	—	(16)
Net charge offs	—	—	—	—	—	(16)	—	(16)
Commercial and industrial
Pass	110,268	111,429	75,748	31,053	52,412	62,133	192,538	635,581
Special mention	—	141	786	—	—	2,652	5,055	8,634
Substandard or lower	—	150	—	—	—	1,587	2,487	4,224
Total commercial and industrial	110,268	111,720	76,534	31,053	52,412	66,372	200,080	648,439
Gross charge offs	—	(100)	—	(111)	—	(9)	—	(220)
Net charge offs	—	(100)	—	(111)	—	(9)	—	(220)
Construction
Pass	104,753	214,316	84,231	22,267	10,282	6,395	15,441	457,685
Special mention	—	573	—	1,700	—	—	—	2,273
Substandard or lower	—	—	—	—	—	2,257	—	2,257
Total construction	104,753	214,889	84,231	23,967	10,282	8,652	15,441	462,215
Residential mortgage
Performing	129,139	132,888	87,794	93,336	28,454	184,398	84,569	740,578
Non-performing	—	—	37	226	—	2,692	—	2,955
Total residential mortgage	129,139	132,888	87,831	93,562	28,454	187,090	84,569	743,533
Gross charge offs	—	—	—	—	—	(4)	—	(4)
Current period recoveries	—	—	—	—	—	37	—	37
Net recoveries	—	—	—	—	—	33	—	33
Consumer
Performing	1,497	810	—	—	98	380	289	3,074
Non-performing	—	—	—	—	—	—	—	—
Total consumer	1,497	810	—	—	98	380	289	3,074
Gross charge offs	(70)	—	(8)	(9)	—	(30)	—	(117)
Current period recoveries	26	—	—	—	—	—	—	26
Net charge offs	(44)	—	(8)	(9)	—	(30)	—	(91)
Total
Pass	$445,735	$881,727	$551,908	$357,217	$251,202	$614,227	$243,318	$3,345,334
Special mention	200	714	996	1,700	—	19,477	5,245	28,332
Substandard or lower	—	5,391	—	3,176	230	14,052	2,535	25,384
Performing	130,636	133,698	87,794	93,336	28,552	184,778	84,858	743,652
Nonperforming	—	—	37	226	—	2,692	—	2,955
Total	$576,571	$1,021,530	$640,735	$455,655	$279,984	$835,226	$335,956	$4,145,657

MID PENN BANCORP, INC.

Mid Penn had no loans classified as "doubtful" as of September 30, 2023 and December 31, 2022.
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
Mid Penn may also purchase loans or acquire loans through a business combination. At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, Mid Penn takes into consideration loan grades, past due and nonaccrual status. Mid Penn may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, and number of times past due. At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans has no impact on net income. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the PCL. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration

MID PENN BANCORP, INC.

since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan.
Loans are charged off against the ACL, with any subsequent recoveries credited back to the ACL account. Expected recoveries may not exceed the aggregate of amounts previously charged off and expected to be charged off.
The following table presents the activity in the ACL - loans by portfolio segment for the three and nine months ended September 30, 2023:

(In thousands)	Commercial real estate	Commercial and industrial	Construction	Residential mortgage	Consumer	Total
Balance at June 30, 2023	$14,197	$11,403	$3,667	$3,145	$176	$32,588
Purchase credit deteriorated loans	—	—	—	—	—	—
Loans charged off	—	—	—	—	(33)	(33)
Recoveries	—	—	—	7	15	22
Net loans (charged off) recovered	—	—	—	7	(18)	(11)
Provision for credit losses (1)	4,483	(4,072)	2,211	(1,060)	(135)	1,427
Balance at September 30, 2023	$18,680	$7,331	$5,878	$2,092	$23	$34,004

(In thousands)	Commercial real estate	Commercial and industrial	Construction	Residential mortgage	Consumer	Unallocated	Total
Balance at December 31, 2022	$13,142	$4,593	$—	$1,319	$29	$(126)	$18,957
Impact of adopting CECL	288	6,600	3,201	1,562	154	126	11,931
Purchase credit deteriorated loans	314	5	13	4	—	—	336
Loans charged off	(16)	(220)	—	(4)	(117)	—	(357)
Recoveries	—	—	—	37	26	—	63
Net loans (charged off) recovered	(16)	(220)	—	33	(91)	—	(294)
Provision for credit losses (1)	4,952	(3,647)	2,664	(826)	(69)	—	3,074
Balance at September 30, 2023	$18,680	$7,331	$5,878	$2,092	$23	$—	$34,004
(1) Includes a $2.0 million initial provision for credit losses on non-PCD loans acquired in the Brunswick Acquisition.
The following table presents the ACL for loans and the amortized cost basis of the loans by the measurement methodology used as of September 30, 2023:

(In thousands)	ACL - Loans			Loans
September 30, 2023	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial Real Estate	$18,300	$380	$18,680	$2,281,707	$6,689	$2,288,396
Commercial & Industrial	6,623	708	7,331	646,883	1,556	648,439
Construction	5,878	—	5,878	459,959	2,256	462,215
Residential Mortgage	2,090	2	2,092	740,573	2,960	743,533
Consumer	23	—	23	3,074	—	3,074
Total	$32,914	$1,090	$34,004	$4,132,196	$13,461	$4,145,657

MID PENN BANCORP, INC.

Allowance for Credit Losses, prior to January 1, 2023
The following table summarizes the allowance and recorded investments in loans receivable:

(In thousands)
As of, and for the three months ended, September 30, 2022	Commercial Real Estate	Commercial and industrial	Construction	Residential mortgage	Consumer	Unallocated	Total
Allowance for loan and lease losses:
July 1, 2022	$11,991	$3,671	$46	$1,143	$2	$23	$16,876
Charge-offs	—	(1)	—	(3)	(11)	—	(15)
Recoveries	63	—	—	—	6	—	69
Provisions	468	879	5	162	5	31	1,550
September 30, 2022	12,522	4,549	51	1,302	2	54	18,480
Individually evaluated for impairment	28	831	—	51	—	—	910
Collectively evaluated for impairment	$12,494	$3,718	$51	$1,251	$2	$54	$17,570

(In thousands)
As of, and for the nine months ended, September 30, 2022	Commercial Real Estate	Commercial and industrial	Construction	Residential mortgage	Consumer	Unallocated	Total
Allowance for loan and lease losses:
January 1, 2022	$9,415	$3,439	$38	$1,019	$2	$684	$14,597
Charge-offs	—	(1)	—	(3)	(77)	—	(81)
Recoveries	128	13	24	4	20	—	189
Provisions	2,979	1,098	(11)	282	57	(630)	3,775
September 30, 2022	12,522	4,549	51	1,302	2	54	18,480
Individually evaluated for impairment	28	831	—	51	—	—	910
Collectively evaluated for impairment	$12,494	$3,718	$51	$1,251	$2	$54	$17,570

Loans Receivable
Ending Balance	$1,944,802	$556,796	$400,188	$412,518	$8,153	$—	$3,322,457
Individually Evaluated for impairment	713	1,309	—	1,675	—	—	3,697
Acquired with credit deterioration	1,364	—	1,222	1,232	—	—	3,818
	$1,942,725	$555,487	$398,966	$409,611	$8,153	$—	$3,314,942

MID PENN BANCORP, INC.

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

There were no new modifications for the quarter ending September 30, 2023. Information related to loans modified (by type of modification), whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable

Nine months ended September 30, 2023
Commercial real estate	$51	$—	$180	$231	0.01%
Commercial and industrial	—	150	—	150	0.02
Total	$51	$150	$180	$381	0.01%

The financial effects of the interest-only loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added a weighted-average of 2.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.

Note 5 - Derivative Financial Instruments
Mid Penn manages its exposure to certain interest rate risks through the use of derivatives; however, none are entered into for speculative purposes. During the first nine months of 2023, Mid Penn entered into outstanding derivative contracts designated as hedges. As of December 31, 2022, Mid Penn did not designate any derivative financial instruments as formal hedging relationships. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
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

MID PENN BANCORP, INC.

Information related to mortgage banking hedging activity is set forth in the following table:

	September 30, 2023		December 31, 2022
(In thousands)	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive Fair Values	$2,233	$15	$274	$3
Negative Fair Values	4,043	(24)	5,252	(40)
Forward Commitments
Positive Fair Values	4,011	18	4,750	43
Negative Fair Values	3,146	(44)	—	—
For the three months ended September 30, 2023 and 2022, Mid Penn recorded net gains from mortgage banking hedging activity of $67 thousand and $217 thousand, respectively. For the nine months ended September 30, 2023 and 2022, Mid Penn recorded net gains from mortgage banking hedging activity of $215 thousand and $1.3 million, respectively.
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
Information related to loan level swaps is set forth in the following table:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$150,769	$123,795
Weighted average remaining term (years)	6.84	7.85
Receive fixed rate (weighted average)	4.17%	3.59%
Pay variable rate (weighted average	7.36%	6.09%
Estimated fair value	$14,070	$11,697

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$150,769	$123,795
Weighted average remaining term (years)	6.84	7.85
Receive variable rate (weighted average)	7.36%	6.09%
Pay fixed rate (weighted average	4.17%	3.59%
Estimated fair value	$14,070	$11,697

Cash Flow Hedges of Interest Rate Risk

Mid Penn’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, Mid Penn primarily uses interest rate swaps as part of its interest rate risk management strategy. During the first nine months of 2023, Mid Penn entered into interest rate swaps designated as cash flow hedges to hedge the cash flows associated with existing brokered CDs.

MID PENN BANCORP, INC.

Information related to cash flow hedges is set forth in the following table:

September 30, 2023
(Dollars in thousands)
Cash flow hedges
Notional amount	$190,000
Weighted average remaining term (years)	2.47
Pay fixed rate (weighted average)	3.74%
Receive variable rate (weighted average	4.78%
Estimated fair value	$4,914

There were no cash flow hedges at December 31, 2022.

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

Note 6 - Accumulated Other Comprehensive (Loss) Income
The changes in each component of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance at June 30, 2023	$(20,611)	$2,709	$97	$(17,805)
OCI before reclassifications	(4,410)	859	(6)	(3,557)
Amounts reclassified from AOCI	—	—	—	—
Balance at September 30, 2023	$(25,021)	$3,568	$91	(21,362)

Balance at December 31, 2022	$(19,327)	$—	$111	$(19,216)
OCI before reclassifications	(5,694)	3,568	(8)	(2,134)
Amounts reclassified from AOCI	—	—	(12)	(12)
Balance at September 30, 2023	$(25,021)	$3,568	$91	$(21,362)

Balance at June 30, 2022	$(10,297)	$—	$538	$(9,759)
OCI before reclassifications	(9,376)	—	11	(9,365)
Amounts reclassified from AOCI	—	—	(6)	(6)
Balance at September 30, 2022	$(19,673)	$—	$543	$(19,130)

Balance at December 31, 2021	$(255)	$—	$413	$158
OCI before reclassifications	(19,418)	—	138	(19,280)
Amounts reclassified from AOCI	—	—	(8)	(8)
Balance at September 30, 2022	$(19,673)	$—	$543	$(19,130)

MID PENN BANCORP, INC.

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
There were no transfers of assets between fair value Level 1 and Level 2 during the three and nine months ended September 30, 2023 or the year ended December 31, 2022.
The following tables illustrate the assets measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets.

	September 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$34,731	$—	$34,731
Mortgage-backed U.S. government agencies	—	148,644	—	148,644
State and political subdivision obligations	—	3,312	—	3,312
Corporate debt securities	—	31,377	—	31,377
Equity securities	413	—	—	413
Loans held for sale	—	4,270	—	4,270
Other assets:
Derivative assets	—	18,608	—	18,608
Total	$413	$240,942	$—	$241,355

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$34,914	$—	$34,914
Mortgage-backed U.S. government agencies	—	166,915	—	166,915
State and political subdivision obligations	—	3,539	—	3,539
Corporate debt securities	—	32,510	—	32,510
Equity securities	430	—	—	430
Loans held for sale	—	2,475	—	2,475
Other assets:
Derivative assets	—	11,703	—	11,703
Total	$430	$252,056	$—	$252,486

MID PENN BANCORP, INC.

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
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of September 30, 2023 were measured as the price that secondary market investors were offering for loans with similar characteristics.
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
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. The following table illustrates Level 3 financial instruments measured at fair value on a nonrecurring basis:

(In thousands)	September 30, 2023	December 31, 2022
Individually evaluated loans, net of ACL	$12,371	$4,022
Foreclosed assets held for sale	905	43
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

MID PENN BANCORP, INC.

The following tables summarize the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	September 30, 2023
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$118,099	$118,099	$—	$—	$118,099
Available-for-sale investment securities	218,064	—	218,064	—	218,064
Held-to-maturity investment securities	401,561	—	341,006	—	341,006
Equity securities	413	413	—	—	413
Loans held for sale	4,270	—	4,270	—	4,270
Net loans	4,111,653	—	—	3,930,893	3,930,893
Restricted investment in bank stocks	13,554	13,554	—	—	13,554
Accrued interest receivable	24,230	24,230	—	—	24,230
Derivative assets	18,608	—	18,608	—	18,608
Financial instruments - liabilities
Deposits	$4,381,616	$—	$3,902,627	$—	$3,902,627
Short-term borrowings	139,000	—	139,000	—	139,000
Long-term debt (1)	55,771	—	54,047	—	54,047
Subordinated debt	46,501	—	38,669	—	38,669
Accrued interest payable	14,657	14,657	—	—	14,657
Derivative liabilities	14,080	—	14,080	—	14,080
(1)Long-term debt excludes finance lease obligations.

	December 31, 2022
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$60,881	$60,881	$—	$—	$60,881
Available-for-sale investment securities	237,878	—	237,878	—	237,878
Held-to-maturity investment securities	399,494	—	348,505	—	348,505
Equity securities	430	430	—	—	430
Loans held for sale	2,475	—	2,475	—	2,475
Net loans	3,495,162	—	—	3,439,948	3,439,948
Restricted investment in bank stocks	8,315	8,315	—	—	8,315
Accrued interest receivable	18,405	18,405	—	—	18,405
Derivative assets	11,703	—	11,703	—	11,703
Financial instruments - liabilities
Deposits	$3,778,331	$—	$3,761,260	$—	$3,761,260
Short-term debt	102,647	—	102,647	—	102,647
Long-term debt (1)	1,119	—	1,069	—	1,069
Subordinated debt	56,941	—	55,917	—	55,917
Accrued interest payable	2,303	2,303	—	—	2,303
Derivative liabilities	11,737	—	11,737	—	11,737

MID PENN BANCORP, INC.

(1)Long-term debt excludes finance lease obligations.
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of September 30, 2023 and December 31, 2022.
Note 8 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $63.8 million and $57.2 million of standby letters of credit outstanding as of September 30, 2023 and December 31, 2022, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of September 30, 2023 and December 31, 2022 for payment under standby letters of credit issued was not considered material.
Mid Penn adopted FASB ASC Topic 326, effective January 1, 2023, which requires Mid Penn to estimate expected credit losses for OBS credit exposures which are not unconditionally cancellable. Mid Penn maintains a separate ACL on OBS credit exposures, including unfunded loan commitments and letters of credit, which is included in other liabilities on the accompanying Consolidated Balance Sheets.
The ACL - OBS is adjusted as a provision for OBS commitments in noninterest expense. The estimate includes consideration of the likelihood that funding will occur, an estimate of exposure at default that is derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates that are derived from the same models and approaches for Mid Penn's other loan portfolio segments described in "Note 4 - Loans and Allowance for Credit Losses - Loans" above, as these unfunded commitments share similar risk characteristics with these loan portfolio segments.
The ACL - OBS at September 30, 2023 was $4.5 million compared to $85 thousand at December 31, 2022. On January 1, 2023 in conjunction with adopting ASC 326, Mid Penn recorded an additional $3.1 million of provision for OBS which was included in the adoption cumulative effect adjustment. Provision expense for OBS for the three months ended September 30, 2023 was $661 thousand. Provision expense for OBS for the nine months ended September 30, 2023 was $1.3 million.
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

MID PENN BANCORP, INC.

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
Note 9 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were $139.0 million and $102.6 million as of September 30, 2023 and December 31, 2022, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by the Bank’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $1.7 billion at September 30, 2023. The Bank had a short-term borrowing capacity from the FHLB as of September 30, 2023 up to the Bank’s unused borrowing capacity of $1.3 billion (equal to $1.7 billion of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at September 30, 2023. No draws were made on these lines as of September 30, 2023 and December 31, 2022.
Long-term Debt
The following table presents a summary of long-term debt as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	September 30, 2023	December 31, 2022
FHLB fixed rate instruments:
Due January 2024, 1.10%	$10,000	$—
Due March 2024, 5.60%	25,000	—
Due February 2026, 4.51%	20,000	—
Due August 2026, 4.80%	745	1,088
Due February 2027, 6.71%	26	31
Total FHLB fixed rate instruments	55,771	1,119
Lease obligations included in long-term debt	3,221	3,290
Total long-term debt	$58,992	$4,409
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Bank loan receivables, principally real estate secured loans. The Bank also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $226.0 million and $189.0 million as of September 30, 2023 and December 31, 2022, respectively.

MID PENN BANCORP, INC.

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
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or the Bank. Related parties held $750 thousand of the December 2020 Notes as of September 30, 2023 and December 31, 2022.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of its subordinated notes due March 2030 (the "March 2020 Notes"). As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6.9 million of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of September 30, 2023 was $8.1 million. The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.
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

MID PENN BANCORP, INC.

Capital, Mid Penn may redeem, on any interest payment date, all or part of the 2020 Notes. In the event of a redemption described in the previous sentence, Mid Penn will redeem the March 2020 Notes at 100% of the principal amount of the March 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.
Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or the Bank. Related parties held $1.7 million of the March 2020 Notes as of September 30, 2023 and December 31, 2022.
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
During the three months ended September 30, 2023, Mid Penn did not repurchase any shares of common stock. As of September 30, 2023, Mid Penn had repurchased 412,722 shares of common stock at an average price of $22.92 per share under the Program. The Program had $5.5 million remaining available for repurchase as of September 30, 2023.
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
As of September 30, 2023, a total of 217,514 restricted shares were granted under the 2014 Plan, of which 88,519 shares were unvested. The 2014 Plan shares granted and vested resulted in $324 thousand and $237 thousand in share-based compensation expense for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the 2014 Plan shares granted and vested resulted in share-based compensation expense of $825 thousand and $694 thousand, respectively.
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

MID PENN BANCORP, INC.

The following data shows the amounts used in computing basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net income	$9,236	$15,481	$25,299	$39,087

Weighted average common shares outstanding (basic)	16,571,825	15,877,592	16,233,006	15,922,945
Effect of dilutive unvested restricted stock grants	23,174	10,279	31,716	22,329
Weighted average common shares outstanding (diluted)	16,594,999	15,887,871	16,264,722	15,945,274

Basic earnings per common share	$0.56	$0.97	$1.56	$2.45
Diluted earnings per common share	0.56	0.97	1.56	2.45
There were no antidilutive instruments at September 30, 2023 and 2022.

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
The following table presents a summary of Mid Penn's earnings and selected performance ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$9,236	$15,481	$25,299	$39,087
Diluted EPS	$0.56	$0.97	$1.56	$2.45
Dividends Declared	$0.20	$0.20	$0.60	$0.60
Return on average assets	0.72%	1.42%	0.71%	1.16%
Return on average equity	6.93%	12.23%	6.57%	10.52%
Net interest margin	3.16%	3.90%	3.33%	3.50%
Non-performing assets to total assets	0.28%	0.22%	0.28%	0.22%
Net charge-off (recoveries) to average loans (annualized)	0.001%	(0.007)%	0.010%	(0.005)%

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
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended September 30, 2023 was $9.2 million, or $0.56 per both common share basic and diluted, compared to earnings of $15.5 million, or $0.97 per both common share basic and diluted for the three months ended September 30, 2022. Mid Penn’s earnings for the nine months ended September 30, 2023 was $25.3 million, or $1.56 per both common share basic and diluted, compared to earnings of $39.1 million, or $2.45 per both common share basic and diluted for the nine months ended September 30, 2022. The results for the nine months ended September 30, 2023 were impacted by expenses related to the Brunswick Acquisition and lower mortgage banking revenue.
◦Net Interest Margin - For the third quarter of 2023, Mid Penn’s net interest margin was 3.16% versus 3.90% for the same period of 2022. For the nine months ended September 30, 2023, net interest margin was 3.33% versus 3.50% for the same period of 2022. The FOMC has increased rates six times during the 12 months since September 30, 2022. The yield on interest-earning assets for the third quarter of 2023 increased 107 basis points from the same period of 2022. The rate on interest-bearing liabilities increased 231 basis points from the same period of 2022. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, the yield on interest-earning assets and rate on interest-bearing liabilities increased 135 basis points and 196 basis points, respectively.
◦Loan Growth - Total loans, net of unearned income, as of September 30, 2023 were $4.1 billion compared to $3.5 billion as of December 31, 2022, an increase of $631.5 million, or 18.0%. As mentioned above, $324.5 million, or 51.4%, of that growth was a result of the Brunswick Acquisition. The mix of commercial real estate and construction portfolios in relation to the total portfolio declined 3.0% and 1.5%, respectively from December 31, 2022 to September 30, 2023 while the proportion of the residential mortgage portfolio grew 6.0% over the same period. Non-owner occupied office commercial real estate exposure represents less than 8% of total loan balances and is primarily limited to suburban offices.
◦Deposit Growth - Total deposits increased $603.3 million, or 16.0%, from $3.8 billion at December 31, 2022, to $4.4 billion at September 30, 2023. The Brunswick Acquisition contributed $282.6 million of additional deposits on the acquisition date. Noninterest bearing deposits increased 1.4% to $804.8 million at September 30, 2023 from $793.9 million at December 31, 2022 and represent 18.4% of total deposits at September 30, 2023. At September 30, 2023, deposits that are uninsured and not collateralized totaled $1.2 billion or 27.0% of total deposits compared to $890.9 or 20.8% at June 30, 2023.
•Asset Quality - Mid Penn adopted CECL on January 1, 2023. Its ACL at September 30, 2023 was $34.0 million, or 0.82% of total loans, as compared to $19.0 million, or 0.54% of total loans at December 31, 2022.
◦Net Charge-offs/Recoveries - Mid Penn had net charge-offs of $11 thousand and net recoveries of $54 thousand for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, net charge-offs were $294 thousand compared to net recoveries of $108 thousand for the same period of 2022.
◦Non-performing assets - Total non-performing assets were $14.4 million at September 30, 2023, an increase compared to non-performing assets of $8.6 million at December 31, 2022. The increase was partially a result of $3.9 million of non-accrual loans acquired from Brunswick.

MID PENN BANCORP, INC.

◦Provision for credit losses - loans - The PCL - loans was $1.4 million for the three months ended September 30, 2023 compared to $1.6 million for the same period of 2022. For the nine months ended September 30, 2023 and 2022, the PCL - loans was $3.1 million and $3.8 million, respectively.
•Noninterest Income - Noninterest income totaled $5.3 million for the three months ended September 30, 2023 and $6.0 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023, noninterest income totaled $14.9 million, compared to $16.9 million for the nine months ended September 30, 2022. The decrease was primarily attributable to lower mortgage banking and hedging activity.
•Noninterest Expense - Noninterest expense totaled $29.9 million for the third quarter of 2023, an increase of $5.2 million, or 20.9%, compared to noninterest expense of $24.7 million for the same period of 2022. Noninterest expense totaled $91.5 million for the nine months ended September 30, 2023, an increase of $17.1 million, or 23.0%, compared to noninterest expense of $74.4 million for the same period of 2022.
•Liquidity - Current liquidity, including borrowing capacity, enhanced to nearly $1.31 billion or 110.5% of uninsured and uncollateralized deposits, or approximately 29.8% of total deposits.

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
For further discussion of the methodology used in the determination of the ACL, refer to "Note 1, Summary of Significant Accounting Policies", "Note 3 - Investment Securities", "Note 4 - Loans and Allowance for Credit Losses - Loans" and "Note 8 - Commitments and Contingencies" to the Consolidated Financial Statements. To the extent actual outcomes differ from management estimates, additional PCL may be required that would adversely impact earnings in future periods.
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

MID PENN BANCORP, INC.

Results of Operations
Net Interest Income
Net interest income, Mid Penn’s primary source of revenue, is the amount by which interest income on loans and investments exceeds interest incurred on deposits and borrowings. The amount of net interest income is affected by changes in interest rates and changes in the volume and mix of interest-sensitive assets and liabilities. Net interest income is also shown on a taxable-equivalent basis in total. Income from tax-exempt assets, primarily loans to or securities issued by state and local governments, is adjusted by an amount equivalent to the federal income taxes which would have been paid if the income received on these assets was taxable at the statutory rate of 21% for the periods presented.

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the periods presented:

	Average Balances, Income and Interest Rates
	For the Three Months Ended
	September 30, 2023			September 30, 2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$12,804	$86	2.66%	$5,583	$12	0.85%
Investment Securities:
Taxable	541,403	3,846	2.82%	546,439	3,369	2.45%
Tax-Exempt	77,668	382	1.95%	80,008	392	2.46%
Total Investment Securities	619,071	4,228	2.71%	626,447	3,761	2.45%

Federal Funds Sold	8,260	51	2.45%	131,089	736	2.23%
Loans	4,053,514	58,792	5.75%	3,237,587	38,484	4.73%
Restricted Investment in Bank Stocks	10,968	260	9.40%	4,322	13	1.19%
Total Interest-earning Assets	4,704,617	63,417	5.35%	4,005,028	43,006	4.28%

Cash and Due from Banks	77,122			69,751
Other Assets	324,364			265,004
Total Assets	$5,106,103			$4,339,783

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$960,052	$3,899	1.61%	$1,072,496	$873	0.32%
Money Market	929,036	5,969	2.55%	994,446	1,097	0.44%
Savings	308,732	60	0.08%	352,024	43	0.05%
Time	1,308,945	13,631	4.13%	464,273	823	0.70%
Total Interest-bearing Deposits	3,506,765	23,559	2.67%	2,883,239	2,836	0.39%

Short-term borrowings	64,282	1,584	9.78%	—	—	—%
Long-term debt	76,515	333	1.73%	4,537	150	13.12%
Subordinated debt and trust preferred securities	46,377	461	3.94%	69,523	611	3.49%
Total Interest-bearing Liabilities	3,693,939	25,937	2.79%	2,957,299	3,597	0.48%

Noninterest-bearing Demand	854,302			843,419
Other Liabilities	28,795			36,983
Shareholders' Equity	529,067			502,082
Total Liabilities & Shareholders' Equity	$5,106,103			$4,339,783

Net Interest Income		$37,480			$39,409
Taxable Equivalent Adjustment (1)		33			193
Net Interest Income (taxable-equivalent basis)		$37,513			$39,602

Total Yield on Earning Assets			5.35%			4.28%
Rate on Supporting Liabilities			2.79%			0.48%
Average Interest Spread			2.56%			3.80%
Net Interest Margin			3.16%			3.90%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended September 30, 2023 in comparison to the same period in 2022:

	Three months ended September 30, 2023 vs. September 30, 2022
	Increase (decrease)
(Dollars in thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$15	$59	$74
Investment Securities:
Taxable	(31)	508	477
Tax-Exempt	(15)	5	(10)
Total Investment Securities	(46)	513	467

Federal Funds Sold	(690)	5	(685)
Loans	9,728	10,580	20,308
Restricted Investment Bank Stocks	20	227	247
Total Interest Income	9,027	11,384	20,411

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	(91)	3,117	3,026
Money Market	(73)	4,945	4,872
Savings	(5)	22	17
Time	1,490	11,318	12,808
Total Interest-Bearing Deposits	1,321	19,402	20,723

Short-term Borrowings	1,584	—	1,584
Long-term Debt	2,380	(2,197)	183
Subordinated Debt	(204)	54	(150)
Total Interest Expense	5,081	17,259	22,340

NET INTEREST INCOME	$3,946	$(5,875)	$(1,929)
Net interest income was $37.5 million for the three months ended September 30, 2023, a decrease of $2.1 million, or 5.4%, compared to the three months ended September 30, 2022. Mid Penn’s net interest margin for the three months ended September 30, 2023 was 3.16% compared to 3.90% for the three months ended September 30, 2022. The decrease to net interest margin was primarily a result of an increase in funding costs and growth in average interest-bearing liabilities, partially offset by higher yields on interest-earning assets and growth in average interest-earning assets. As previously noted, the FOMC has increased rates six times during the 12 months since September 30, 2022. The growth in both average interest-earning assets and average interest-bearing liabilities was largely the result of the Brunswick Acquisition. Both interest-earning assets and interest-bearing liabilities associated with the Brunswick Acquisition had substantially similar yields to the corresponding Mid Penn portfolios.
The higher yields and the growth in interest-earning assets contributed $11.4 million and $9.0 million, respectively, to the increase in interest income. The yield on interest-earning assets increased 107 bps to 5.35%, for the third quarter of 2023 compared to 4.28% for the third quarter of 2022. Average interest-earning assets increased $699.6 million, or 17.5%, during the third quarter of 2023 compared to the same period of 2022.
Average investment securities decreased $7.4 million and the yield on those investment securities increased 26 bps during the third quarter of 2023 compared to the third quarter of 2022, reducing interest income due to volume by $46 thousand

MID PENN BANCORP, INC.

offset by increased rates contributing $513 thousand to interest income. Average loans increased $815.9 million, and the yield on those loans increased 102 bps contributing $9.7 million and $10.6 million, respectively, to the increase in interest income.
Interest expense increased $22.3 million during the third quarter of 2023 compared to the third quarter of 2022. The rate of interest-bearing liabilities increased from 0.48% for the third quarter of 2022 to 2.79% for the third quarter of 2023. The increase in the rate was primarily a result of a shift in the mix of deposits from demand, money market and savings to higher yielding time deposits. Mid Penn continued to offer higher rates to both retain and attract deposits. In addition, average short-term borrowings of $64.3 million were used to help fund loan growth, contributing $1.6 million to interest expense during the third quarter of 2023.

MID PENN BANCORP, INC.

	Average Balances, Income and Interest Rates
	For the Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$8,806	$222	3.37%	$34,034	$33	0.13%
Investment Securities:
Taxable	549,883	11,394	2.77	479,611	7,950	2.21
Tax-Exempt	78,606	1,162	1.98	77,489	1,107	2.42
Total Investment Securities	628,489	12,556	2.67	557,100	9,057	2.17

Federal Funds Sold	5,455	145	3.55	415,528	1,786	0.57
Loans, Net of unearned interest	3,756,159	156,751	5.58	3,157,288	107,764	4.58
Restricted Investment in Bank Stocks	10,234	548	7.16	5,826	218	5.46
Total Interest-earning Assets	4,409,143	170,222	5.16	4,169,776	118,858	3.81

Cash and Due from Banks	66,546			62,369
Other Assets	289,667			267,309
Total Assets	$4,765,356			$4,499,454

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$954,396	$9,806	1.37%	$1,049,569	$1,796	0.23%
Money Market	926,079	15,158	2.19	1,066,001	2,281	0.29
Savings	317,544	177	0.07	361,733	144	0.05
Time	1,019,034	28,346	3.72	524,013	2,928	0.75
Total Interest-bearing Deposits	3,217,053	53,487	2.22	3,001,316	7,149	0.32

Short-term borrowings	93,205	4,581	6.57	—	—	—
Long-term debt	40,693	602	1.98	29,715	541	2.43
Subordinated debt and trust preferred securities	50,307	1,579	4.20	72,574	1,912	3.52
Total Interest-bearing Liabilities	3,401,258	60,249	2.37	3,103,605	9,602	0.41

Noninterest-bearing Demand	798,803			851,975
Other Liabilities	50,392			46,960
Shareholders' Equity	514,903			496,914
Total Liabilities & Shareholders' Equity	$4,765,356			$4,499,454

Net Interest Income		$109,973			$109,256
Taxable Equivalent Adjustment (1)		232			580
Net Interest Income (taxable-equivalent basis)		$110,205			$109,836

Total Yield on Earning Assets			5.16%			3.81%
Rate on Supporting Liabilities			2.37			0.41
Average Interest Spread			2.79			3.40
Net Interest Margin			3.33			3.50
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the nine months ended September 30, 2023 in comparison to the same period in 2022:

	Nine Months Ended September 30, 2023 vs. September 30, 2022
(Dollars in thousands)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(25)	$214	$189
Investment Securities:
Taxable	1,162	2,282	3,444
Tax-Exempt	20	35	55
Total Investment Securities	1,182	2,317	3,499

Federal Funds Sold	(1,748)	107	(1,641)
Loans, Net	20,515	28,472	48,987
Restricted Investment Bank Stocks	180	150	330
Total Interest Income	20,104	31,260	51,364

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	(165)	8,174	8,009
Money Market	(303)	13,180	12,877
Savings	(17)	50	33
Time	2,777	22,641	25,418
Total Interest-Bearing Deposits	2,292	44,045	46,337

Short-term Borrowings	4,581	—	4,581
Long-term Debt	201	(139)	62
Subordinated Debt	(586)	253	(333)
Total Interest Expense	6,488	44,159	50,647

NET INTEREST INCOME	$13,616	$(12,899)	$717
Net interest income was $110.0 million for the nine months ended September 30, 2023, an increase of $717 thousand, or 0.7%, compared to the same period of September 30, 2022. Mid Penn’s net interest margin for the nine months ended September 30, 2023 was 3.33% compared to 3.50% for the same period of September 30, 2022. The decrease to net interest margin was primarily a result of growth in average interest-earning assets and higher yields on interest-earning assets, more than offset by higher funding costs and growth in average interest-bearing liabilities. The growth in both average interest-earning assets and average interest-bearing liabilities was impacted by the Brunswick Acquisition during the second quarter of 2023. As mentioned above, both interest-earning assets and interest-bearing liabilities associated with the Brunswick Acquisition had substantially similar yields to the corresponding Mid Penn portfolios.
The higher yields and the growth in interest-earning assets contributed $31.3 million and $20.1 million, respectively, to the increase in interest income. The yield on interest-earning assets increased 135 bps to 5.16%, for the nine months ended September 30, 2023 compared to 3.81% for the same period of 2022. Average interest-earning assets increased $239.4 million, or 5.74%, during the nine months ended September 30, 2023 compared to the same period of 2022.

MID PENN BANCORP, INC.

Average investment securities increased $71.4 million, or 12.81%, and the yield on those investment securities increased 50 bps, contributing $1.2 million and $2.3 million, respectively, to the increase in interest income. Average loans increased $598.9 million, and the yield on those loans increased 100 bps contributing $20.5 million and $28.5 million, respectively, to the increase in interest income.
Interest expense increased $50.6 million during the first nine months of 2023 compared to the same period of 2022. The rate of interest-bearing liabilities increased from 0.41% for the first nine months of 2022 to 2.37% for the first nine months of 2023. The increase in the rate was primarily a result of a shift in the mix of deposits from demand, money market and savings to higher yielding time deposits. The rate on average interest-bearing deposits increased 190 bps contributing $44.0 million to the increase in interest expense during the nine months ended September 30, 2023 compared to the same period in 2022. In addition, average short-term borrowings of $93.2 million were used to help fund loan growth, contributing $4.6 million to interest expense during the nine months ended September 30, 2023 compared to the same period in 2022.
Provision for Credit Losses - Loans
On January 1, 2023, Mid Penn adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL. The PCL was $1.4 million for the three months ended September 30, 2023 compared to $1.6 million for the three months ended September 30, 2022. The PCL was $3.1 million for the nine months ended September 30, 2023 compared to $3.8 million for the nine months ended September 30, 2022. The PCL for the nine months ended September 30, 2023 includes an initial provision for credit losses on non-PCD loans acquired in the Brunswick Acquisition of $2.0 million. The provision for both periods ended September 30, 2022 reflect the application of the incurred loss method for estimating credit losses.
Noninterest Income
Noninterest income for the three months ended September 30, 2023 was $5.3 million and $6.0 million for the three months ended September 30, 2022. The following table and explanations that follow provide additional analysis of noninterest income.
Noninterest income and variance analysis:

	Three Months Ended September 30,
(Dollars in Thousands)	2023	2022	$ Variance	% Variance
Fiduciary and wealth management	$1,296	$1,729	$(433)	(25.0%)
ATM debit card interchange	986	1,078	(92)	(8.5)
Service charges on deposits	509	483	26	5.4
Mortgage banking	382	536	(154)	(28.7)
Mortgage hedging	67	217	(150)	(69.1)
Net gain on sales of SBA loans	85	152	(67)	(44.1)
Earnings from cash surrender value of life insurance	278	250	28	11.2
Other	1,743	1,518	225	14.8
Total	$5,346	$5,963	$(617)	(10.3%)

Fiduciary and wealth management income declined $433 thousand or 25% during the third quarter of 2023. The decline was due to the timing of trust related activities which are often unpredictable.
Mortgage banking and mortgage hedging income declined significantly for the three months ending September 30, 2023 compared to the three months ending September 30, 2022 due to mortgage volumes. As mortgage rates have risen, demand for mortgages have slowed significantly. As such, it is more difficult to properly hedge lower volumes within the mortgage pipeline.
Other noninterest income increased $225 thousand to $1.7 million from $1.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to growth within insurance offerings as a result of an acquisition which occurred at the end of 2022.

MID PENN BANCORP, INC.

For the nine months ended September 30, 2023, noninterest income totaled $14.9 million, a decrease of $2.1 million or 12.1%, compared to noninterest income of $16.9 million for the same period in 2022.

	Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	$ Variance	% Variance
Fiduciary and wealth management	$3,736	$3,986	$(250)	(6.3)%
ATM debit card interchange	3,040	3,263	(223)	(6.8)
Service charges on deposits	1,458	1,617	(159)	(9.8)
Mortgage banking	1,053	1,370	(317)	(23.1)
Mortgage hedging	215	1,321	(1,106)	(83.7)
Net gain on sales of SBA loans	213	262	(49)	(18.7)
Earnings from cash surrender value of life insurance	824	758	66	8.7
Other	4,352	4,366	(14)	(0.3)
Total	$14,891	$16,943	$(2,052)	(12.1%)
Mortgage banking and mortgage hedging income decreased $317 thousand and $1.1 million, respectively, for the nine months ended September 30, 2023 compared to the same period in 2022. Mortgage loan originations and secondary-market loan sales and gains continue to slow as a result of increases in interest rates.
Noninterest Expense
For the three months ended September 30, 2023, noninterest expense totaled $29.9 million, an increase of $5.2 million, or 20.9%, compared to noninterest expense of $24.7 million for the same period in 2022. The following table and explanations that follow provide additional analysis of noninterest expense:

	Three Months Ended September 30,
(Dollars in Thousands)	2023	2022	$ Variance	% Variance
Salaries and employee benefits	$15,259	$13,583	$1,676	12.3%
Software licensing and utilization	2,085	1,804	281	15.6
Occupancy expense, net	1,761	1,634	127	7.8
Equipment expense	1,292	1,121	171	15.3
Shares tax	808	920	(112)	(12.2)
Legal and professional fees	890	528	362	68.6
ATM/card processing	641	518	123	23.7
Intangible amortization	484	514	(30)	(5.8)
FDIC Assessment	1,746	254	1,492	587.4
Gain on sale of foreclosed assets, net	(18)	(57)	39	N/M
Merger and acquisition expense	352	—	352	N/M
Post-acquisition restructuring expense	—	—	—	N/M
Other expenses	4,589	3,896	693	17.8
Total Noninterest Expense	$29,889	$24,715	$5,174	20.9%
Salaries and employee benefits were $15.3 million for the three months ended September 30, 2023, an increase of $1.7 million, or 12.3% versus the same period in 2022, with the increase attributable to the addition of staff from the Brunswick Acquisition and severance costs.
Software licensing and utilization costs and equipment expenses increased as a result of the Brunswick Acquisition.
FDIC assessment increased $1.4 million for the third quarter of 2023 compared to the third quarter of 2022 as a result of a lower capital ratios following the Brunswick acquisition leading to a higher assessment rate.

MID PENN BANCORP, INC.

For the nine months ended September 30, 2023, noninterest expense totaled $91.5 million, an increase of $17.1 million, or 23.0%, compared to noninterest expense of $74.4 million for the same period in 2022. The increase was primarily due to the $8.5 million of expenses incurred to complete the Brunswick Acquisition. The following table and explanations that follow provide additional analysis of noninterest expense:
Noninterest expense and variance analysis:

	Nine Months Ended September 30,
(Dollars in Thousands)	2023	2022	$ Variance	% Variance
Salaries and employee benefits	$44,130	$39,167	$4,963	12.7
Software licensing and utilization	6,101	5,731	370	6.5
Occupancy expense, net	5,397	5,088	309	6.1
Equipment expense	3,791	3,244	547	16.9
Shares tax	2,458	2,626	(168)	(6.4)
Legal and professional fees	2,292	1,861	431	23.2
ATM/card processing	1,666	1,605	61	3.8
Intangible amortization	1,289	1,516	(227)	(15.0)
FDIC Assessment	2,770	1,351	1,419	105.0
Gain on sale of foreclosed assets, net	(144)	(88)	(56)	N/M
Merger and acquisition expense	5,568	—	5,568	N/M
Post-acquisition restructuring expense	2,952	329	2,623	N/M
Other expenses	13,218	11,945	1,273	10.7
Total Noninterest Expense	$91,488	$74,375	$17,113	23.0%
Salaries and employee benefits were $44.1 million for the nine months ended September 30, 2023, an increase of $5.0 million, or 12.7%, versus the same period in 2022, with the increase attributable to annual merit increases, staff additions in alignment with Mid Penn’s core banking and non-banking growth initiatives, higher payroll tax limits, increased cost of employee benefits and the addition of staff from the Brunswick Acquisition.
Equipment expense increased $547 thousand, or 16.9%, during the nine months ended September 30, 2023, compared to the same period in 2022. The increase was primarily driven by the Brunswick Acquisition.
Intangible amortization decreased $227 thousand, or 15.0%, during the nine months ended September 30, 2023, compared to the same period in 2022. The decrease is a result of some legacy CDI and customer lists being fully amortized.
FDIC assessment increased $1.4 million for the nine months ending September 30, 2023 compared to the nine months ending September 30, 2022 as a result of a lower capital ratios following the Brunswick acquisition leading to a higher assessment rate.
Income Taxes
The provision for income taxes was $2.3 million for the three months ended September 30, 2023 compared to $3.6 million for the same period in 2022. The provision for income taxes was $5.0 million for the nine months ended September 30, 2023 compared to $9.0 million for the same period in 2022. The decrease in the provision was the result of lower net income before taxes in both periods of 2023 compared to the same periods of 2022. The provision for income taxes for the three and nine months ended September 30, 2023 reflects a combined Federal and State effective tax rate of 19.8% and 16.5%, respectively, compared to 19.0% for both periods in 2022. The decrease in the effective tax rates in 2023 compared to 2022 was a result of recalculating Mid Penn's deferred tax assets as a result of now doing business in New Jersey due to the Brunswick Acquisition and receiving a benefit in state tax expense. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

MID PENN BANCORP, INC.

Financial Condition
Mid Penn’s total assets were $5.2 billion as of September 30, 2023, reflecting an increase of $718.0 million, or 16.0%, compared to total assets of $4.5 billion as of December 31, 2022. The increase was evenly split between the Brunswick Acquisition and organic loan growth.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. Total investment securities as of September 30, 2023 were $619.6 million compared to $637.4 million as of December 31, 2022. Mid Penn does not intend to grow the investment portfolio beyond levels necessary to support pledging requirements.

The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost):

	Maturing
(In Thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years
As of September 30, 2023	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$6,878	3.31%	$24,404	3.36%	$3,449	2.84%	$—	—%
Mortgage-backed U.S. government agencies	—	—	—	—	5,262	2.65	143,382	2.96
State and political subdivision obligations	—	—	—	—	1,564	1.66	1,748	2.51
Corporate debt securities	—	—	11,705	4.68	19,672	4.56	—	—
	$6,878	3.31%	$36,109	3.79%	$29,947	3.87%	$145,130	2.96%
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$4,000	4.03%	$56,990	2.13%	$171,322	2.00%	$13,459	2.39%
Mortgage-backed U.S. government agencies	—	—	2,160	1.98	7,920	2.84	35,294	1.84
State and political subdivision obligations	4,076	2.43	32,687	0.37	27,941	2.16	20,238	2.40
Corporate debt securities	—	—	5,025	3.52	20,449	4.09	—	—
	$8,076	3.22%	$96,862	1.61%	$227,632	2.26%	$68,991	2.11%
Loans, net of unearned interest
Total loans, net of unearned interest, as of September 30, 2023 were $4.1 billion compared to $3.5 billion as of December 31, 2022. The growth of $631.5 million, or 18.0%, since December 31, 2022 was the result of the Brunswick Acquisition and organic loan growth. Organic growth occurred primarily across the commercial and industrial and residential mortgage loan portfolios.

MID PENN BANCORP, INC.

	September 30, 2023		December 31, 2022		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate (1)	$2,288,396	55.3%	$2,052,934	58.3%	$235,462	11.5%
Commercial and industrial	648,439	15.6	596,042	17.0	52,397	8.8
Construction	462,215	11.1	441,246	12.6	20,969	4.8
Residential mortgage (1)	743,533	17.9	416,221	11.9	327,312	78.6
Consumer	3,074	0.1	7,676	0.2	(4,602)	(60.0)
	$4,145,657	100.0%	$3,514,119	100.0%	$631,538	18.0%
(1) In accordance with the guidance in FASB ASC Topic 326, Mid Penn redefined its loan portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. As such, $181.9 million of loans were reclassified from Commercial real estate to Residential mortgage upon adoption of CECL on January 1, 2023. Prior periods were not reclassified.
Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In Thousands)
As of September 30, 2023	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial and industrial	$11,116	$316,563	$127,001	$193,759	$648,439
Commercial real estate	83,343	544,533	1,540,811	119,709	2,288,396
Construction	102,713	254,506	83,864	21,132	462,215
Residential mortgage	34,294	86,806	361,063	261,370	743,533
Consumer	1,056	373	1,537	108	3,074
Total loans held in portfolio	$232,522	$1,202,781	$2,114,276	$596,078	$4,145,657
Predetermined (fixed) interest rates	128,365	740,160	256,599	118,744	$1,243,868
Floating interest rates	104,156	462,621	1,857,677	477,335	$2,901,789
Total	232,521	1,202,781	2,114,276	596,079	4,145,657

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

MID PENN BANCORP, INC.

For a complete description of Mid Penn’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see "Note 4 – Loans and Allowance for Credit Losses – Loans" included in Part I. Item 1. – Financial Statements of this report.

Upon the adoption of FASB ASC Topic 326 on January 1, 2023, Mid Penn recorded an overall increase of $15.0 million to the ACL on January 1, 2023 as a result of the adoption of CECL. Retained earnings decreased $11.5 million and deferred tax assets increased by $3.1 million. Included in the $15.0 million increase to the ACL was $3.1 million for certain OBS credit exposures that were previously recognized in other liabilities before the adoption of CECL. The ACL and the related PCL for the nine months ended September 30, 2022 reflect Mid Penn’s application of the incurred loss method for estimating credit losses.

Changes in the ACL are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$32,588	$16,876	$18,957	$14,597

Impact of adopting CECL	—	—	11,931	—
Purchase credit deteriorated loans	—	—	336	—

Loans charged off during period	(33)	(15)	(357)	(81)
Recoveries of loans previously charged off	22	69	63	189
Net (charge-offs) recoveries	(11)	54	(294)	108

Provision for credit losses (1)	1,427	1,550	3,074	3,775
Balance, end of period	$34,004	$18,480	$34,004	$18,480

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	0.001%	(0.007)%	0.010%	(0.005)%

Ratio of ACL - loans to net loans at end of period	0.82%	0.56%	0.82%	0.56%
(1) Includes a $2.0 million initial provision for credit losses on non-PCD loans acquired in the Brunswick Acquisition.

The ratio of allowance for credit losses to total loans was 0.82% at September 30, 2023 compared to 0.56% at September 30, 2022. The allowance at September 30, 2022 reflects Mid Penn’s application of the incurred loss method for estimating credit losses.
The following table presents the change in nonperforming asset categories as of September 30, 2023, December 31, 2022, and September 30, 2022.

MID PENN BANCORP, INC.

(Dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Non-performing Assets:
Total non-performing loans	$13,458	$8,585	$7,629

Foreclosed real estate	905	43	49
Total non-performing assets	14,363	8,628	7,678

Accruing loans 90 days or more past due	12	654	633
Total risk elements	$14,375	$9,282	$8,311

Non-performing loans as a percentage of total loans outstanding	0.32%	0.24%	0.23%

Non-performing assets as a percentage of total loans outstanding and foreclosed real estate	0.35%	0.25%	0.23%

Ratio of ACL to non-performing loans	252.67%	220.82%	242.23%
Total nonperforming assets were $14.4 million at September 30, 2023, an increase compared to nonperforming assets of $8.6 million at December 31, 2022. The increase since December 31, 2022 was primarily the result of the addition of $3.9 million of non-accrual loans from the Brunswick Acquisition. In addition, one relationship moved to non-accrual during the first quarter of 2023 and is collateralized in excess of the outstanding loan balances based on a current appraisal of the collateral.

Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible, a triggering event. In response to bank failures during the late first and early second quarters of 2023, Management performed a Step 1 Goodwill analysis as of May 31, 2023, given that the decline in the price of Mid Penn's stock below its book value following these events was deemed a triggering event. At September 30, 2023, Mid Penn had goodwill of $130.0 million and Mid Penn's stock continues to trade below book value. Management has not noted any factors either internally or externally which would indicate that a triggering event has occurred during the third quarter of 2023 warranting an additional impairment test. Factors considered include actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of Goodwill impairment. Additionally, our annual impairment test will be conducted as of October 31, 2023.
Deposits, Borrowings and Subordinated Debt
Total deposits increased $603.3 million, or 16.0%, from $3.8 billion on December 31, 2022, to $4.4 billion at September 30, 2023. The Brunswick Acquisition contributed $282.6 million to the deposit growth. The remaining growth was primarily due to an increase of $553.2 million, or 84.0%, in time deposits as the result of rate increases, partially offset by decreases in interest-bearing transaction accounts.

Total short-term borrowings increased $36.4 million, or 35.4%, from December 31, 2022 in order to fund loan growth. Total long-term borrowings were $59.0 million at September 30, 2023, an increase of $54.6 million from December 31, 2022, of which $30.0 million was a result of the Brunswick Acquisition and $25.0 million was an additional borrowing entered into by Mid Penn. In April of 2023, Mid Penn redeemed its $10.0 million subordinated debt issued in December of 2017. See "Note 10 - Subordinated Debt and Trust Preferred Securities" included in Part I. Item 1. – Financial Statements of this report.

MID PENN BANCORP, INC.

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
The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the nine months ended September 30, 2023 provided $36.4 million of cash, mainly due to net income. Cash used in investing activities during the nine months ended September 30, 2023 was $306.5 million, mainly the result of the net increase in loans. Cash provided by financing activities during the nine months ended September 30, 2023 totaled $327.4 million, primarily the result of an increase in net deposits. The net cash received from the Brunswick Acquisition totaled $1.1 million.
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

MID PENN BANCORP, INC.

number of categories, depending on the nature of the assets and off-balance sheet exposures and resulting in higher risk weightings for a variety of asset categories.
Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets. The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016, are illustrated below. At September 30, 2023, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.
Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	September 30, 2023	December 31, 2022	Regulatory Minimum for Capital Adequacy	Fully Phased-In, with Capital Conversation Buffers
Tier I Leverage Capital (to Average Assets)	8.37%	9.57%	4.00%	4.00%
Common Equity Tier I (to Risk-Weighted Assets)	9.74	11.18	7.00	7.00
Tier I Risk-Based Capital (to Risk-Weighted Assets)	9.74	11.18	8.50	8.50
Total Risk-Based Capital (to Risk-Weighted Assets)	11.70	13.19	10.50	10.50
As of September 30, 2023 and December 31, 2022, Mid Penn and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
Shareholders' Equity
Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements. Accordingly, capital management has been, and will continue to be, of paramount importance to Mid Penn.
Shareholders’ equity increased by $16.6 million, or 3.2%, from $512.1 million as of December 31, 2022 to $528.7 million as of September 30, 2023, primarily due to the $18.1 million in common stock issued to Brunswick shareholders, earnings of $25.3 million, partially offset by the $11.5 million reduction to retained earnings as a result of the adoption of CECL on January 1, 2023, stock repurchases of $4.6 million and dividends declared of $9.7 million.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased or decreased by 100, 200, 300 and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes and due to a reduction in interest rates to 200 bps. A reduction in rates greater than 200 bps would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At September 30, 2023, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
400	2.10%	≥ -25%
300	1.70%	≥ -20%
200	1.10%	≥ -15%
100	0.60%	≥ -10%
(100)	-0.20%	≥ -10%
(200)	-0.70%	≥ -15%
(300)	(1.90)%	≥ -20%
(400)	(5.10)%	≥ -25%
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2023, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

MID PENN BANCORP, INC.

Changes in Internal Controls
During the first quarter of 2023, Mid Penn implemented new CECL accounting policies, procedures, and controls as part of its adoption of ASU No. 2016-13 and subsequent ASUs issued to amend ASC Topic 326. There were no other changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the nine months ended September 30, 2023.

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
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the 2022 Annual Report and subsequent reports filed with the SEC, to determine if there were material changes applicable to the nine months ended September 30, 2023. There have been no material changes to such risk factors.

MID PENN BANCORP, INC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)None.
(2)None.

Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through May 11, 2024 by Mid Penn’s Board of Directors on May 11, 2023. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares. During the three months ended September 30, 2023, Mid Penn did not repurchase any shares of common stock.

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	November 9, 2023

By:	/s/ Allison S. Johnson
Allison S. Johnson Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2023