Form 10-K
period 2023-12-31
MID PENN BANCORP INC
filed 2024-03-28
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $22.08 per share, as reported by The NASDAQ Stock Market LLC ("NASDAQ"), on June. 30, 2023, the last business day of the registrant’s most recently completed second quarter was approximately $329.0 million. As of March 1, 2024, the registrant had 16,573,707 shares of common stock outstanding, par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the Registrant for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III.
Auditor Firm ID: 49                       Auditor Name: RSM US LLP                        Auditor Location: Philadelphia, PA USA

MID PENN BANCORP, INC.
FORM 10-K
2

MID PENN BANCORP, INC.
GLOSSARY OF DEFINED ACRONYMS AND TERMS

2014 Plan	2014 Restricted Stock Plan
2022 Annual Report	Corporation's Annual Report on Form 10-K for the year ended December 31, 2022
2023 Plan	2023 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Mid Penn Bank
Bank Merger	Merger of Brunswick Bank with and into Mid Penn Bank
BOLI	Bank Owned Life Insurance
bp or bps	basis point(s)
Brunswick	Brunswick Bancorp
Brunswick Acquisition	Merger acquisition of Brunswick
Brunswick Bank	Brunswick Bank & Trust Company
CECL	Current Expected Credit Losses
DCF	Discounted Cash Flow
DIF	FDIC’s Deposit Insurance Fund
DRIP	Dividend Reinvestment Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	the Financing Corporation
FOMC	Federal Open Market Committee
FTE	Fully taxable-equivalent
HFS	Held for Sale
HTM	Held to Maturity
LGD	Loss Given Default
LHFI	Loans held for investment
LIHTC	Low-Income Housing Tax Credits
Loans	Loans, net of unearned interest
Management Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Brunswick with and into Mid Penn
Merger Agreement	Agreement and Plan of Merger between Mid Penn and Brunswick
Mid Penn or the Corporation	Mid Penn Bancorp, Inc.
N/M	Not meaningful - (percentage changes greater than +/- 150% not considered meaningful)
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
PCD	Purchased Credit Deteriorated
PCL	Provision for Credit Losses - Loans
PD	Probability of Default
Riverview	Riverview Financial Corporation
Riverview Acquisition	Merger acquisition of Riverview
ROA	Return on Assets
ROE	Return on Equity
SBA	Small Business Association
SEC	Securities Exchange Commission
SOFR	Secured Overnight Financing Rate

MID PENN BANCORP, INC.
PART I
ITEM 1. BUSINESS
The disclosures set forth in this Item are qualified by the section captioned "Special Cautionary Notice Regarding Forward-Looking Statements" contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other cautionary statements set forth elsewhere in this report.
Mid Penn Bancorp, Inc.
Mid Penn Bancorp, Inc. is a financial holding company incorporated in August 1991 in the Commonwealth of Pennsylvania. Mid Penn Bancorp, Inc. and its wholly owned bank and nonbank subsidiaries are collectively referred to herein as "Mid Penn" or the "Corporation." On December 31, 1991, Mid Penn acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank, and the Bank became a wholly-owned subsidiary of Mid Penn. During the year ended December 31, 2020, Mid Penn established three nonbank subsidiaries, including MPB Financial Services, LLC, under which two additional nonbank subsidiaries have been established: (i) MPB Wealth Management, LLC, created to expand the wealth management function and services of the Corporation, and (ii) MPB Risk Services, LLC, created to fulfill the insurance needs of both existing and potential customers of the Corporation. During the year ended December 31, 2021, Mid Penn formed MPB Launchpad Fund I, LLC to hold certain financial holding company eligible investments. As of December 31, 2023, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. Mid Penn’s primary business is to supervise and coordinate the business of the Bank and its nonbank subsidiaries, and to provide them with the capital and resources to fulfill their respective missions.
Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of the Bank, which is managed as a single business segment. At December 31, 2023, Mid Penn had total consolidated assets of $5.3 billion with total deposits of $4.3 billion and total shareholders’ equity of $542.4 million. The holding company and its nonbank subsidiaries currently do not own or lease any real property. The Bank owns or leases the banking offices as identified in Part I, Item 2.
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
On November 30, 2021, Mid Penn completed its acquisition of Riverview Financial Corporation, the holding company for Riverview Bank, through the merger of Riverview with and into Mid Penn. In connection with the Riverview Acquisition, Riverview Bank was merged with and into the Bank, with the Bank as the surviving institution. The Riverview merger resulted in the addition of twenty-three community banking offices and three limited purpose offices across Western Pennsylvania.

MID PENN BANCORP, INC.
On December 30, 2022, Mid Penn purchased the assets of Managing Partners, Inc. ("MPI Acquisition") in a business combination. Managing Partners, Inc. was an independent insurance agency that serviced the Central Pennsylvania area.
On May 19, 2023, Mid Penn completed its acquisition of Brunswick through the merger of Brunswick with and into Mid Penn with Mid Penn being the surviving corporation. In connection with this acquisition, Brunswick Bank, a wholly-owned subsidiary of Brunswick, merged with and into Mid Penn Bank, a wholly-owned subsidiary of Mid Penn. This transaction included the acquisition of 5 branches and extended Mid Penn's footprint into Middlesex and Monmouth counties in central New Jersey.
Additional information related to the recent acquisitions can be found in "Note 2 - Business Combinations", to the Consolidated Financial Statements contained in Part II, Item of this report.
As of December 31, 2023, the Bank operates 44 full-service retail banking locations in the Pennsylvania counties of Berks, Blair, Bucks, Centre, Chester, Clearfield, Cumberland, Dauphin, Fayette, Huntingdon, Lancaster, Lehigh, Luzerne, Montgomery, Perry, Schuylkill and Westmoreland, along with 5 full-service retail banking locations in the New Jersey counties of Middlesex and Monmouth.
Mid Penn’s primary business consists of attracting deposits and loans from the Bank’s network of community banking offices. The Bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. The Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation supervise the Bank. Deposits of the Bank are insured by the FDIC’s Deposit Insurance Fund to the maximum extent provided by law. In addition, the Bank provides a full range of trust and retail investment services. The Bank also offers other services such as online banking, telephone banking, cash management services, automated teller services and safe deposit boxes.
Business Strategy
The Bank provides services to commercial businesses and real estate investors, consumers, nonprofit organizations, and municipalities through its 49 full-service retail banking properties, one loan production office, one wealth management office, two corporate administrations offices, and one operations facility, primarily based in Pennsylvania. Mid Penn’s primary markets reflect a diversified manufacturing and services base across nineteen Pennsylvania counties and two counties in New Jersey, including having several offices in and around the state capital region of Harrisburg. The Bank emphasizes developing long-term customer relationships, maintaining high quality service, and providing prompt responses to customer needs. Mid Penn believes that local relationship building and its prudent approach to lending are important factors in the success and growth of Mid Penn.
Human Capital
The majority of employees of the Corporation are employed by the Bank, with a shared services agreement to support the operation of the holding company. As of December 31, 2023, the Bank had 612 full-time and 23 part-time employees. Additionally, Mid Penn’s nonbank subsidiaries employed 9 full-time employees and 1 part-time employee as of December 31, 2023. The Corporation and its employees are not subject to a collective bargaining agreement and the Corporation believes it enjoys good relations with its employees.
Diversity & Inclusion
The Corporation believes that a diverse and inclusive workforce fosters an environment where everyone can thrive and be successful. As of December 31, 2023, approximately 65% of our workforce is female. Bank leadership has seen the benefits of Employee Resource Groups ("ERG") within our organization. In 2022, Mid Penn formalized committee members on our Women’s Leadership Network, Diversity, Equity and Inclusion ("DEI"), and our Culture Committees. Throughout 2023 the company has benefited from the contributions of these groups. Each group allows employees to come together based on shared characteristics to address common challenges and to drive positive impact within the workforce. We have found that our Women’s Leadership Network has provided a sense of belonging and camaraderie for our primarily female workforce. Our DEI group has laid the groundwork to help create a more diverse and inclusive workplace by promoting understanding, respect, and awareness of different cultures, backgrounds, and perspectives. Our Culture Committee has focused on contributing to a positive organizational culture by fostering open communication,

MID PENN BANCORP, INC.
collaboration, and a sense of community; this sense of community is important to Mid Penn as we continue to expand geographically. We have found that employees who belong to any of our ERGs are more engaged, are developing leadership skills, and are gaining new experiences through volunteer and networking opportunities.
Education and Development
We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion within the organization. The education and development of our employees is a priority, and we continue to invest in tools, education programs, certifications and continuing education to help our employees build their knowledge, skills and experience. We provide in-house training to employees on a variety of topics, including leadership and professional development, cybersecurity, risk, compliance and technology.
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
Community Involvement
The Bank is dedicated to supporting charitable community organizations through corporate donations, employee volunteerism and fundraising. In 2023, our employees demonstrated their commitment to our communities by personally giving more than $69 thousand to charitable organizations within Mid Penn’s footprint through our Dress Down Friday program.
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
Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank and must obtain appropriate internal approvals for credit extensions. The Bank also maintains strict documentation requirements and robust credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible, so any exposures that are discovered might be mitigated or potential losses reduced. The Bank generally secures its loans with real estate, with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2023, the Bank’s highest concentration of credit is in commercial real estate.
Investment Activities
Mid Penn’s securities portfolio is a source for both liquidity and interest earnings and serves to support pledging requirements on public funds deposits through investments in primarily higher-quality, fixed-income debt securities. Mid Penn does not have any significant non-governmental concentrations within its investment securities portfolio.

MID PENN BANCORP, INC.
Mid Penn maintains both a held-to-maturity investment portfolio and an available-for-sale investment portfolio. Both portfolios are comprised primarily of lower-risk debt securities, including U.S. Treasury and U.S. government agencies, mortgage-backed U.S. government agencies, investment-grade municipal securities, and corporate bonds. The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposits, which may require pledging of investment securities. The investments in the held-to-maturity portfolio are recorded on the balance sheet at book value (amortized cost), while the available-for-sale securities are recorded on the balance sheet at fair value. These debt securities derive fair values relative to investments of the same type and credit profile with similar maturity dates. As the interest rate environment changes, Mid Penn’s fair value of securities will change. This difference between the amortized cost and fair value of available-for-sale investment securities, or unrealized loss, amounted to $22.3 million as of December 31, 2023. On an after-tax basis, this unrealized loss on available-for-sale securities resulted in an increase to shareholders’ equity, through the accumulated other comprehensive loss component, of $2.0 million. As of December 31, 2023, there was no allowance for credit losses on either the held-to-maturity or available-for-sale investment portfolios. The majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no realized loss to the Bank.
Deposits and Other Sources of Funds
The Bank primarily uses deposits and, to a lesser extent, wholesale borrowings to finance lending and investment activities. Wholesale borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, overnight borrowings from the Bank’s other correspondent banking relationships, and advances from the Federal Reserve’s Discount Window.
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
Supervision and Regulation
General
Financial holding companies and banks are extensively regulated under both federal and state laws. The regulation and supervision of the Corporation and particularly the Bank are primarily focused on the protection of depositors, the DIF, and the monetary system, and do not prioritize shareholder interests. Enforcement actions that may be imposed by federal and

MID PENN BANCORP, INC.
state banking regulators include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders. If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated. As of December 31, 2023, the Corporation was not subject to any supervisory enforcement actions.
Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of Mid Penn and the Bank. Mid Penn is subject to, among others, the regulations of the Securities and Exchange Commission and the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities and the FDIC. The descriptions below of, and references to, applicable statutes and regulations are not intended to be complete lists or reflective of all applicable provisions or their effects on the Corporation. They are summaries of the more significant laws and regulations and are qualified in their entirety by reference to the complete provisions of such statutes and regulations.
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

MID PENN BANCORP, INC.
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
Capital Requirements, Prompt Corrective Action and Basel III Capital Reforms
Under risk-based capital requirements for financial or bank holding companies, Mid Penn is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 10.5%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder may consist of subordinated debt, non-qualifying preferred stock and a limited amount of the loan loss allowance ("Tier 2 Capital"). Combined, the Tier 1 Capital and Tier 2 Capital comprise regulatory "Total Capital". As of December 31, 2023, Mid Penn complied with these risk-based capital requirements.
In addition, the Federal Reserve has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets ("leverage ratio") equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4-5%. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. As of December 31, 2023, Mid Penn has met these leverage requirements, and the Federal Reserve has not advised Mid Penn of any specific minimum Tier 1 leverage ratio requirement.
The Bank is subject to similar capital requirements adopted by the FDIC, and as of December 31, 2023, the Bank’s capital levels were sufficient to be considered "well-capitalized". The FDIC has not advised the Bank of any specific minimum leverage ratios.
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

MID PENN BANCORP, INC.
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
Under the Basel III Rules, Mid Penn and the Bank are subject to the following minimum capital ratios:
•Common equity tier 1 capital ("CET1") to risk-weighted assets of 4.5%
•Tier 1 capital to RWA of 6.0%
•Total capital to RWA of 8.0%
•Leverage ratio of 4.0%
The Basel III Rules also included a "capital conservation buffer" of 2.5%, composed entirely of CET1, in addition to the minimum capital to RWA ratios outlined above, resulting in effective minimum common equity tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a capital ratio above the minimum, but below the conservation buffer, will face restrictions on dividends, equity repurchases, and executive compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). As of December 31, 2023, the Corporation and the Bank exceeded the minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III Rules.
The Basel III Rules provide for a number of required deductions from and adjustments to CET1. These deductions and adjustments include, for example, goodwill, other intangible assets, and deferred tax assets ("DTAs") that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that they exceed certain thresholds. Through subsequent rulemaking, the federal banking agencies provided certain forms of relief to banking organizations, such as Mid Penn and the Bank, that are not subject to the advanced approaches framework. Mid Penn and the Bank made a one-time, permanent election under the Basel III Rules to exclude the effects of certain components of accumulated ("AOCI") included in shareholders' equity under generally accepted accounting principles in the United States ("GAAP") in determining regulatory capital ratios.

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

MID PENN BANCORP, INC.
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
In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution is not satisfying certain safety and soundness standards and fails to submit to the banking regulatory agency an acceptable compliance plan or fails to implement an accepted plan, the agency may issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, restricting dividend payments to shareholders, and requiring an increase in the institution’s ratio of tangible equity to assets. For the periods reported in this Form 10-K and in the period subsequent to December 31, 2023, up to the date of the filing of this Form 10-K, Mid Penn was not subject to any such bank regulatory orders.
Commercial Real Estate Guidance
Federal agencies released additional guidance in July 2023, in response to the increased commercial real estate concentrations that have occurred in recent years. The guidance identifies institutions that are potentially exposed to significant CRE concentration risk as those who have experienced rapid growth in CRE lending, have notable exposures to a specific type of CRE, or are approaching, or exceed the following supervisory criteria:
•Total loans reported on the Report of Condition for construction, land development, and other land represent 100 percent or more of the institution’s total capital; or
•Total CRE loans as defined in the CRE guidance represent 300 percent or more of the institution’s total capital, and the outstanding balance of the institution’s CRE loan portfolio has increased by 50 percent or more during the prior 36 months.

If the Bank's portfolio exceeds the guidelines mentioned above, additional risk management practices may be needed. In the analysis of the CRE portfolio, the consideration of the following factors could mitigate the risk posed by the concentration:

•Portfolio diversification across property types;
•Geographic dispersion of CRE loans;
•Underwriting standards;
•Level of pre-sold units or other types of take-out commitments on construction loans; and
•Portfolio liquidity.

Banks that have experienced significant growth in their CRE lending will receive closer regulatory review than those that have not.
Mid Penn's underwriting process for commercial real estate loans includes analysis of the financial position and strength of both the borrower and, if applicable, guarantor, experience with similar projects in the past, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral, availability of permanent financing, maximum loan-to-value ratios, minimum equity requirements, acceptable amortization periods and minimum debt service coverage requirements, based on property type. The borrower’s financial strength and capacity to repay their obligations remain the primary focus of underwriting. Financial strength is evaluated based upon analytical tools that consider historical and projected cash flows and performance, in addition to analysis of the proposed project for income-producing properties. Additional support offered by guarantors is also considered when applicable.
The mix of commercial real estate and construction portfolios in relation to the total portfolio increased 33.61% and 1.93%, respectively from December 31, 2022 to December 31, 2023. Non-owner occupied office commercial real estate exposure represents 7.1% of total loan balances and is primarily limited to suburban offices.

MID PENN BANCORP, INC.

Payment of Dividends and Other Restrictions
Mid Penn’s holding company is a legal entity separate and distinct from its wholly-owned Bank subsidiary. There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to the holding company. Specifically, dividends from the Bank are the principal source of the holding company’s cash funds, and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks. The relevant regulatory agencies also have authority to prohibit Mid Penn and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. Depending upon the financial condition of the holding company and the Bank, the payment of dividends could be deemed by a regulatory agency to constitute such an unsafe or unsound practice. The holding company and the Bank were not subject to any such dividend prohibitions during the years ended December 31, 2023, 2022, and 2021.
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
The FDIC was required under the Dodd-Frank Act to establish assessment rates that allowed the DIF to achieve a reserve ratio of 1.35% of Insurance Fund insured deposits by September 2020. In addition, the FDIC has established a long term goal of a "designated reserve ratio" of 2%, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates.
The reserve ratio is currently below the minimum and in October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates uniformly by 2 basis points with the intention of reaching the statutory minimum by September 30, 2028. These new rates will remain in effect until the reserve ratio meets or exceeds 2%.
Consumer Protection Laws
A number of laws govern the relationship between the Bank and its customers. For example, the Community Reinvestment Act is designed to encourage services, investments, and lending activities in low- and moderate-income areas. Federal Bank regulatory agencies passed a final rule in August 2023 to strengthen and modernize the regulations to better achieve the purposes of the law. These changes will begin to take effect on January 1, 2026.
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
From time to time, legislation is enacted that has the effect of increasing the compliance and operations requirements and the cost of doing business, changing the tax structure applicable to Mid Penn, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress and the various bank regulatory agencies. Mid Penn cannot predict the likelihood of any major changes or the impact such changes might have on Mid Penn, the Bank, or the nonbank subsidiaries. Congressional bills and other proposals could result in additional significant changes to the financial services and banking system, including, but not limited to, provisions for limitations on deposit insurance coverage, changing the timing and method financial institutions use to pay for deposit insurance, expanding the power of banks by removing the restrictions on bank underwriting activities, changing the regulation of bank derivatives activities, and allowing commercial enterprises to own banks. As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to being affected by federal legislation and regulations that may increase the costs of doing business or change the Corporation’s competitive landscape. Whether any future legislation will be enacted, or additional regulations will be adopted, and how they might impact Mid Penn, cannot be determined at this time.
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

MID PENN BANCORP, INC.
ITEM 1A. RISK FACTORS
Before investing in Mid Penn common stock, an investor should carefully read and consider the risk factors described below, which are not intended to be all inclusive, and to review other information contained in this report and in our other filings with the SEC. We are subject to a number of risks potentially impacting our business, financial condition, results of operations and cash flows. As a financial services company, certain elements of risk are inherent in what we do and the business decisions we make. Thus, we encounter risk as part of the normal course of our business, and we design risk management processes to help manage these risks. The risks and uncertainties described below are not the only ones facing Mid Penn’s holding company, the Bank, and nonbank subsidiaries. Some of these risks and uncertainties are interrelated and the occurrence of one or more of them may exacerbate the effect of others. Additional risks and uncertainties that we are not aware of, or that we currently deem less significant, or that we are otherwise not specifically focused on, may also impact our business, results of operations, and our common stock. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the market price of our common stock could decline significantly, and an investor could lose all or part of his or her investment in Mid Penn.
Unless the context otherwise requires, references to "we," "us", "our," "Mid Penn", or "Mid Penn Bancorp, Inc.," collectively refer to Mid Penn Bancorp, Inc. and its subsidiaries, and specific references to the "Bank" refer to Mid Penn Bank, the wholly owned banking subsidiary of Mid Penn Bancorp, Inc.
Risks Related to Our Primary Business and Industry
Mid Penn is subject to interest rate risk.

Mid Penn’s earnings and cash flows are largely dependent upon the Bank’s net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Mid Penn’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Changes in monetary policy, including changes in interest rates, could influence not only the interest income the Bank receives on loans and securities and the amount of interest expense it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, and (iii) the average duration of mortgage-backed securities in the Bank’s investment portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Mid Penn’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and borrowings. Mid Penn may be subject to a greater risk of rising interest rates due to the current period of rising interest rates and high inflation. The Federal Reserve raised interest rates in 2022 and 2023 to curb inflation, which is likely to drive down the prices of income or dividend-paying securities. The risk that interest rates may remain volatile is pronounced.

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

Mid Penn is subject to credit risk.

As of December 31, 2023, approximately 81% of the Bank’s loan portfolio consisted of commercial real estate, commercial and industrial, and construction loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or secured consumer loans. Commercial loans are also typically larger than residential real estate loans and consumer loans. Because the loan portfolio contains a significant number of commercial and industrial loans, and construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. In addition, Mid Penn’s credit risk may be exacerbated when the collateral held by Mid Penn cannot be readily realized or liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to Mid Penn. An increase in non-performing loans or collateral value deficiencies could result in a net loss of earnings from these loans, an increase in the provision for credit losses on loans and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

MID PENN BANCORP, INC.
The allowance for credit losses may not be sufficient to cover actual loan losses.

Following the issuance by the Financial Accounting Standards Board (“FASB”) of Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” effective January 1, 2023, Mid Penn adjusted its loan allowance methodology to reflect the new standard, which requires periodic estimates of lifetime expected credit losses on financial assets and categorizes expected credit losses as allowances for credit losses under the current expected credit loss (“CECL”) methodology. Under the new CECL model, financial institutions are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The ACL on loans and leases represents management’s estimate of all expected credit losses over the expected contractual life of our existing portfolio loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; changes in present economic, political and regulatory conditions; other external factors such as the ongoing pandemic; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires Mid Penn to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic and market conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of Mid Penn’s control, impact the determination of the allowance. In addition, bank regulatory agencies periodically review Mid Penn’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Any increase in the allowance will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Mid Penn’s financial condition and results of operations.

Competition from other financial institutions may adversely affect Mid Penn’s and the Bank’s profitability.

Mid Penn’s banking subsidiary is subject to rapid changes in technology, regulation and product innovation, and faces substantial competition in originating both commercial and consumer loans. This competition comes principally from other banks, credit unions, savings institutions, mortgage banking companies and other lenders. Many of its larger competitors who offer loans enjoy advantages over the Bank, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce Mid Penn’s net income by decreasing the number and size of loans that its banking subsidiary originates, and the interest rates it may charge on these loans.

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

Mid Penn depends on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, Mid Penn may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. Mid Penn may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on Mid Penn’s business and, in turn, Mid Penn’s financial condition and results of operations.

MID PENN BANCORP, INC.
The discontinuance of LIBOR presents risks to the financial instruments originated, held or serviced by Mid Penn that use LIBOR as a reference rate.

The London Interbank Offered Rate ("LIBOR") and certain other "benchmarks" are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority ("FCA"), which regulates LIBOR, publicly announced that it intended to stop persuading or compelling banks to submit LIBOR rates after 2021. Since then, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate ("SOFR") as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.

The administrator of LIBOR ceased publishing most non-USD LIBOR settings beginning on January 1, 2022, and as of July 1, 2023, the overnight one-month, three-month, six-month and 12-month USD LIBOR settings will no longer be published.

Currently, SOFR is the alternative reference rate replacing LIBOR for most types of transactions. SOFR is viewed as a "riskless rate" as it is derived from rates on overnight U.S. Treasury repurchase transactions, which are essentially overnight loans secured by U.S. Treasury securities and are largely viewed as not presenting credit risk. The BSBY is another alternative reference rate that is in use primarily in the loan market. BSBY is intended to reflect large banks’ marginal wholesale cost of funds and is a credit-sensitive rate with a forward-looking term structure.

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

We are subject to comprehensive capital adequacy requirements intended to protect against losses that Mid Penn may incur. Basel III established higher levels of base capital, certain capital buffers, and a migration toward common equity as the key source of regulatory capital. Although these capital requirements have been phased in and met by Mid Penn, the Basel III requirements signal a growing effort by domestic and international bank regulatory agencies to require financial institutions, including depository institutions, to maintain higher levels of capital. The Basel III implementation activities and related regulatory capital targets required additional capital to support our business risk profile. Maintaining higher levels of capital potentially reduces opportunities to leverage interest-earning assets, which could limit the net interest income and profitability of Mid Penn, and adversely impact our financial condition and results of operations.

As a participating lender in the SBA Paycheck Protection Program ("PPP"), we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

Under the Paycheck Protection Program (PPP), small businesses and other entities and individuals were permitted to apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. We participated as a lender in the PPP, which commenced on April 3, 2020.

We have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

As of December 31, 2023, Mid Penn had $1.4 million of PPP loans yet to be forgiven.

MID PENN BANCORP, INC.
Our SBA lending program is dependent upon the federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. Our SBA lending program depends on interaction with the SBA, which is an independent agency of the federal government. During a lapse of funding, such as a government shutdown, the SBA may not be able to engage in such interaction which may have a material adverse effect on our financial condition and the demand for our services could decline. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders. Also, any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, could adversely affect our business and earnings.

We generally sell the guaranteed portion of our SBA 7(a) program loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) program loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) program loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on the non-guaranteed portion of a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may deny its liability under the guaranty for the affected loan or loans, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of the principal loss related to the deficiency from us, which could adversely affect our business and earnings.

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

Acts of terrorism, natural disasters, global climate change, pandemics, global conflicts and geopolitical tensions (including as a result of the Russia-Ukraine and Israel-Hamas conflicts) or other similar events could have a negative impact on our business and operations. While we have business continuity plans in place, such events occurring or persisting, such as the COVID-19 or any future pandemic, could disrupt or delay the normal operations of our business and our facilities (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

The impact of and response to the COVID-19 pandemic could adversely affect Mid Penn’s business, financial condition, and results of operations.

The impact and response to the COVID-19 pandemic has negatively impacted economic and commercial activity and financial markets. Measures to contain the virus, such as stay-at-home orders, travel restrictions, closure of non-essential businesses, occupancy limitations and social distancing requirements, resulted in significant business and operational disruptions, including business closures, and mass layoffs and furloughs. Though most restrictions have been lifted or eased and consumer and business spending and unemployment levels have improved significantly, the economic recovery has been uneven, with industries such as travel, entertainment, hospitality and food service lagging. Supply chain disruptions precipitated by the abrupt economic slowdown have contributed to increased costs, lost revenue, and inflationary pressures for many segments of the economy. Further, a significant number of workers left their jobs during the COVID-19 pandemic, leading to wage inflation in many industries as businesses attempt to fill vacant positions.

In addition, an increase in the remote work force resulting from the COVID-19 pandemic and the potential for a long-term change in remote work practices may also increase risks related to cybersecurity and information security. The operation of a hybrid workplace may negatively impact Mid Penn’s ability to attract and retain qualified personnel. Differences in the

MID PENN BANCORP, INC.
demands, expectations and priorities of the workforce may require Mid Penn to rethink and amend its recruiting and retention strategies in order to attract and keep new employees.

The extent to which the effects of the COVID-19 pandemic will continue to affect our business is unknown.

The lasting impact of the COVID-19 pandemic could:
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

Our net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. In a series of moves beginning March 17, 2022 through July 25, 2023 intended to curb increasing inflation, the Federal Reserve increased the federal funds rate to a target range of 5.25% to 5.5%. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

In the normal course of business, we collect, process and retain sensitive and confidential information regarding our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems, Mid Penn is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. An increased level of attention in the industry is focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, Mid Penn has certain security systems and policies and procedures in place to prevent or limit the effect of the possible security breach of

MID PENN BANCORP, INC.
its information systems and it has insurance against some cyber-risks and attacks. While Mid Penn has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that cyber-attacks may have caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence, any of which could have a material adverse effect on our business, financial condition or results of operations.

We are required to make a number of judgments in applying generally accepted accounting standards, and different estimates and assumptions in the application of these accounting standards could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations.

Generally accepted accounting principles involve certain estimates and processes that are particularly susceptible to significant change, including those related to the determination of the allowance for credit losses and reserve for unfunded lending commitments, the fair value of and potential impairment of certain financial instruments including investment securities, income tax assets or liabilities (including deferred tax assets and any related valuation allowance), and share-based compensation. While we have identified critical accounting policies and have procedures and processes in place to support making the related judgments and estimates, changes to the processes, assumptions, or models in the application of these generally accepted accounting principles, and the impact to the related judgments and estimates could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and the SEC issues changes to or updated interpretations of the financial accounting and reporting guidance that governs the preparation of Mid Penn’s financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could also result in material adverse effects to our reported capital.

Mid Penn’s mortgage banking income may experience significant volatility.

Mortgage banking income is highly influenced by the level and direction of market forces including mortgage interest rates, and real estate and refinancing activity. Mid Penn sells a significant amount of residential mortgage loans into the secondary market. The sale of these loans generates noninterest income and can be a source of liquidity for the Bank. Disruption in the secondary market for residential mortgage loans as well as declines in real estate values could result in an inability to sell mortgage loans on the secondary market, which could negatively impact Mid Penn’s liquidity position. A decline in real estate values could decrease the potential of mortgage originations for Mid Penn, which could negatively impact our earnings.

Additionally, in lower interest rate environments, the demand for mortgage loans and refinancing activity will tend to increase. This has the effect of increasing fee income but could adversely impact the estimated fair value of Mid Penn’s mortgage servicing rights as the rate of loan prepayments increase. In higher interest rate environments, the demand for mortgage loans and refinancing activity will generally be lower. This has the effect of decreasing mortgage loan originations and refinance activities, and related fee income opportunities.

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

Unlike larger or regional financial institutions that are more geographically diversified, Mid Penn’s success is dependent to a significant degree on economic conditions in Pennsylvania, especially in the nineteen counties and the specific markets primarily served by Mid Penn. The banking industry is affected by general economic conditions, including the effects of

MID PENN BANCORP, INC.
inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the counties or communities in Pennsylvania served by Mid Penn, could cause an increase in the level of the Bank’s non-performing assets and loan losses, thereby causing operating losses, impairing liquidity, and eroding capital. Mid Penn cannot assure that adverse changes in the local and state economy supporting its market area would not have a material adverse effect on Mid Penn’s consolidated financial condition, results of operations, and cash flows.

Mid Penn is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers and shareholders may make claims and take legal action pertaining to Mid Penn’s performance of its fiduciary responsibilities. Whether such claims and legal action related to Mid Penn’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to Mid Penn, the claims or related litigation processes may result in significant financial expense and liability, and/or adversely affect the market perception of Mid Penn and its products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on Mid Penn’s business, which, in turn, could have a material adverse effect on Mid Penn’s financial condition and results of operations.

Mid Penn operates in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

The Corporation, the Bank, and its nonbank subsidiaries are collectively subject to extensive regulation, supervision and examination by federal and state banking authorities. The potential exists for additional or amended federal or state laws and regulations, or changes in supervisory policies or activities, to materially affect many aspects of Mid Penn’s operations, including capital levels, lending and funding practices, and liquidity standards. New laws and regulations may increase costs of regulatory compliance and of doing business and otherwise affect operations and may significantly affect the markets in which Mid Penn does business, the markets for and value of Mid Penn’s loans and investments, the ability to attract deposits at a reasonable cost, the fees charged, and ongoing operations, costs and profitability. Further, additional legislation and regulations that could significantly affect Mid Penn’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Also, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. Any changes in applicable regulations or federal, state or local legislation, or the exercise of bank regulatory authority, may have a negative impact on Mid Penn’s results of operations, financial condition, and its ability to pay dividends on common stock. The burden imposed by federal and state regulators puts Mid Penn at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies.

In addition, changes in laws or regulations that affect Mid Penn’s customers and business partners could negatively affect Mid Penn’s revenues and expenses. Certain changes in laws such as tax law reforms that impose limitations on the deductibility of interest may decrease the demand for Mid Penn’s products or services and could negatively affect its revenues and results of operations. Other changes in laws or regulations could cause Mid Penn’s third-party service providers and other vendors to increase the prices they charge to Mid Penn and negatively affect Mid Penn’s expenses and financial results.

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

During 2023, five banks either failed or were sold in an FDIC-assisted transaction. Mid Penn did not have any direct exposure to any of the affected banks. However, if other banks or financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our ability to access our existing cash, cash equivalents and investments may be threatened and could have a material adverse effect on our business and financial condition.

MID PENN BANCORP, INC.
Volatility in financial markets and the economy may have materially adverse effects on our liquidity and financial condition.

The capital and credit markets have recently experienced extreme volatility and economic disruption, most recently due to the takeover by the FDIC of both Silicon Valley Bank ("SVB") and Signature Bank in March 2023, and, prior to that, due to the COVID-19 pandemic. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. The volatility resulting from the failures of SVB and Signature Bank has particularly impacted the price of securities issued by financial institutions, including Mid Penn’s.

If such levels of financial market and economic disruption and volatility continue, there can be no assurance that Mid Penn will not experience adverse effects, which may materially affect its liquidity, financial condition, and profitability.

Mid Penn’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earnings.

Poor economic conditions and the resulting bank failures from the most recent recession stressed the DIF and increased the costs of the Bank’s FDIC insurance assessments. Promptly following the recent failures of SVB and Signature Bank in March 2023, the federal banking regulators announced that the FDIC will use funds from the DIF to ensure that all depositors in SVB and Signature Bank are made whole, at no cost to taxpayers. Mid Penn anticipates that the FDIC will impose additional special assessments on all banks in order to replenish the DIF. Mid Penn generally is unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance. Any special assessments or future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the results of Mid Penn’s operations and financial condition.

If we conclude that there is a decline in the value of any of our investment securities, we are required to record an allowance for credit losses where periodic changes are recognized in earnings.

Mid Penn reviews its available-for-sale investment securities portfolio at each quarter-end reporting period to determine if any security has a fair value less than its amortized cost. To determine whether a decline in fair value resulted from a credit loss or other factors, Mid Penn performs further analysis as outlined below:
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

Due to the complexity of the process, inputs, calculations and assumptions used in determining whether an investment is in an unrealized loss position, Mid Penn’s assessment of or disclosure of the credit loss on investments may not accurately reflect the actual credit loss in the future.

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

MID PENN BANCORP, INC.

Investor advocacy groups, investment funds and influential investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations with respect to ESG matters when making investment decisions. Certain investors are beginning to incorporate the business risks of ESG regulation and activism and the adequacy of companies’ responses to these into their investment decisions. These shifts in investing priorities may result in adverse effects on the market price of Mid Penn’s securities.

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

Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as a tool to effect ESG activism, both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of ESG matters. Given that ESG matters could impose systemic risks upon the financial sector, via disruptions in economic activity resulting from activism, Mid Penn faces increasing focus on our resilience to ESG risks. Ongoing legislative or regulatory uncertainties and changes regarding ESG risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

Actual or perceived shortcomings with respect to these ESG initiatives and reporting can impact Mid Penn’s ability to hire and retain employees, increase its customer base or attract and retain certain types of investors. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon ESG metrics. Collecting, measuring and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on Mid Penn’s reputation and stock price.

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

Effective and competitive delivery of Mid Penn’s products and services is increasingly dependent upon the successful and uninterrupted functioning of our information technology resources and processes provided both internally and through third party vendors. In addition to better serving customers, the effective use of technology increases efficiency and enables Mid Penn to reduce costs. Mid Penn’s future success will depend, in part, upon its ability to address the needs of its customers by effectively and safely using technology to provide products and services to enhance customer convenience, attract customers who prefer technological delivery channels, and to create additional efficiencies in its operations. Many of Mid Penn’s competitors have greater resources to invest in technological improvements and infrastructure. Additionally, as technology and information security requirements in the financial services industry change and evolve, keeping pace becomes increasingly complex and expensive for Mid Penn. There can be no assurance that Mid Penn will be able to effectively keep pace with these technological advancements or the related substantial costs and investments required, which could adversely affect its financial condition and results of operations.

MID PENN BANCORP, INC.
Growing by acquisition entails certain risks, and difficulties in integrating past or future acquisitions could adversely affect our business.

On May 19, 2023, Mid Penn's acquisition of Brunswick Bancorp and its wholly-owned subsidiary, Brunswick Bank & Trust Company, was completed. Mid Penn has also completed four other merger acquisitions in recent years (The Scottdale Bank & Trust Company and First Priority Financial Corp. in 2018, Riverview Financial Corporation on November 30, 2021, and Managing Partners, Inc on December 30, 2022).

Generally, Mid Penn must receive federal and state regulatory approval before it can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition and future prospects. Regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Growth by acquisition involves substantial risks, as the ultimate success of such acquisitions may depend on, among other things, the ability to realize anticipated cost savings and to integrate the acquired companies and operation in a manner that does not result in decreased revenues. Excessive acquisition costs, conversion costs and the disruption of existing customer relationships in both the acquired companies and legacy markets may occur. If we are not able to successfully achieve the financial efficiencies or integration and growth objectives of acquisitions, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than planned.

Further, the asset quality or other financial characteristics of an acquired company may deteriorate from the date a merger or other acquisition agreement is entered into and when the transaction is completed or the post-merger period.

Mid Penn has spent and may continue to spend significant resources identifying companies and businesses to acquire. The efficient and effective integration of any companies and businesses we acquire and integrate into our organization is critical to our growth. The recent Scottdale, First Priority, and Riverview mergers, the Brunswick Bancorp acquisition, and any future mergers or acquisitions, involve numerous risks including difficulties in integrating the culture, operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of customers. Failure to fully integrate the operations of any acquired business successfully, or to integrate the operations of future acquisition targets, could harm Mid Penn’s business, financial condition, results of operations and cash flows.

We plan to pursue a growth strategy and there are risks associated with rapid growth.

We intend to pursue a growth plan consistent with our prior business strategy, including growth by acquisition, as well as leveraging our existing branch network or adding new branch locations or offices and personnel in current and adjacent markets we choose to serve. The Scottdale, First Priority, and Riverview mergers and Brunswick Bancorp acquisition are reflective of our growth strategy.

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

As of December 31, 2023, we had $127.0 million of goodwill and $6.5 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any such charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

Identifiable intangible assets other than goodwill consist of core deposit intangibles, books of business, and other intangible assets. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of customer accounts and/or balances, increased competition or adverse changes in the

MID PENN BANCORP, INC.
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

Federal banking regulators require the Corporation and the Bank to maintain adequate levels of capital to support their operations. These capital levels are determined and dictated by law, regulation, and banking regulatory agencies. Regulators may, from time to time, implement changes to regulatory capital adequacy guidelines. Furthermore, regulators may require that the Corporation and/or the Bank to maintain higher levels of capital based on their condition, risk profile, growth plans, or conditions in the banking industry or economy. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on Mid Penn’s business, financial condition, and results of operations. In addition, capital levels are also determined by Mid Penn’s management and board of directors, based on capital levels that they believe are necessary to support Mid Penn’s business operations.

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

MID PENN BANCORP, INC.
Mid Penn’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of its control, and on its financial performance. Accordingly, Mid Penn cannot be certain of its ability to raise additional capital on acceptable terms and acceptable time frames or to raise additional capital at all. The inability to raise capital in sufficient amounts may adversely affect Mid Penn’s business, financial condition and results of operations.

Offerings of debt, which would be senior to Mid Penn’s common stock upon liquidation, and/or preferred equity securities which may be senior to our common stock for purposes of dividend distributions or upon liquidation, may adversely affect the market price of our common stock.

Mid Penn may attempt to increase its capital resources if the Corporation’s or the Bank’s capital ratios fall below the required minimums. The Corporation or the Bank could be required to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes and preferred stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. If a future liquidation of Mid Penn occurs, holders of debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of our common stock, or both. Holders of Mid Penn common stock are not entitled to preemptive rights or other protections against dilution.

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

MID PENN BANCORP, INC.
Mid Penn’s success depends, in large part, on its ability to attract and retain qualified, key personnel. Competition for the best personnel in most activities engaged in by Mid Penn can be intense, and Mid Penn may not be able to hire or retain them. In addition, changes to the labor market as a result of the COVID-19 pandemic (including elevated employee attrition, labor availability and wage inflation) have exacerbated and may continue to exacerbate the challenges of attracting and retaining talented and diverse employees. Limitations in the way regulated financial institutions can compensate their officers and employees, including those requirements contained in Dodd-Frank, may make it more difficult for regulated financial institutions, including Mid Penn, to compete with unregulated companies for talent. The unexpected loss of services of one or more of Mid Penn’s key personnel could have a material adverse impact on Mid Penn’s business because of their skills, knowledge of Mid Penn’s market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None

MID PENN BANCORP, INC.
ITEM 1C. CYBERSECURITY
Mid Penn places an emphasis on managing risks effectively to achieve its business goals and maintain the confidence of its shareholders. Cybersecurity is one of the company's most critical risks and is an integral part of our Risk Management program. We are open about our willingness to take risks and regularly review and update our risk management policies to keep up with the ever-changing financial landscape. Our risk committees, made up of experienced professionals, carefully evaluate the risks associated with our business activities, ensuring that our risk-taking aligns with our overall corporate goals.

Mid Penn engages a team of external assessors, auditors, and consultants to support our cybersecurity and risk management efforts. We seek information and guidance from reputable third-party organizations such as CISA, RMA, and FS-ISAC to aid in making responsible decisions and mitigating risks. We utilize threat detection and prevention technologies to analyze network traffic and identify atypical behavior that may indicate a potential cyber threat. This proactive approach is intended to enable us to detect threats before they can cause harm to our systems or compromise sensitive information. Additionally, we conduct regular penetration testing and vulnerability assessments to identify and remedy potential deficiencies in our systems.

Mid Penn protects and monitors its technology environment with industry leading security tools including next-generation firewalls with intrusion prevention services, intrusion detection and response tools, email security gateway, log and event monitoring software, and an industry-leading antivirus solution. Each system is administered and monitored by members of our Information Technology and Information Security staff. Real-time alerts received from these systems are responded to by staff and worked until the threat is determined to be mitigated. Impactful computer security events would be subject to the guidance provided in our Incident Response Program, that is tested annually so we are ready to respond if needed.

Mid Penn relies on several reputable service providers who provide systems or support to our technology environment. Service providers are selected carefully and monitored closely through our Vendor Management program. With routine, ongoing service provider reviews that exist throughout the relationship with the service provider, and with alerting for notable events for our service providers in place, we can quickly identify potential threats and mitigate threats with our service providers as needed.

We have created a robust Information Security Awareness Program to deliver our employees pertinent and timely educational content. Mindful that human error can be a significant factor in cybersecurity incidents, our employees undergo regular training to stay informed about the latest threats and best practices. This reduces the risk of inadvertent security breaches and cultivates a culture of security throughout the organization. Additionally, we regularly conduct social engineering tests on our employees to keep them sharp and alert for threats through email, text messages, and voice calls.

Mid Penn did not experience a material incident to our computer systems or networks in 2023.

Mid Penn's Information Technology and Security management team is responsible for implementing and executing the company's cybersecurity strategy on a day-to-day basis. This team of cybersecurity experts specializes in managing risks for financial services providers. The Chief Information Security Officer has 20 years of experience and is accompanied by an Information Security Officer with ten years of experience in the field. With over twenty years of experience providing secure networks for the banking industry, the Information Technology Operations Manager is highly skilled in network security and risk mitigation. Information Technology and Security management hold a monthly meeting to assess the organization's cybersecurity position and distributes information to the Board of Directors.

The Board of Directors oversees the risk management process, while executive leadership implements risk mitigation and cybersecurity strategies. The company's cybersecurity strategy is actively overseen and guided by the Board of Directors through a quarterly subcommittee meeting with the full Board engaged annually. Executive management provides cybersecurity and risk management updates to the Board through the Risk Committee and the Technology Steering Committee. Information Technology knowledge is considered a core competency by eight of fifteen Board members. They guide the full Board in setting cybersecurity objectives, approving policies, and allocating resources.

We acknowledge that risk is a natural part of the financial industry. The threat landscape is ever-changing, and with increasingly sophisticated techniques, threat actors pose a greater risk to Mid Penn and its customers, leaving us vulnerable to cyberattacks and information security incidents. However, our commitment is to maintain a careful balance between innovation and risk mitigation. To achieve this, we have developed a risk appetite that aligns with our strategic goals and regulatory requirements. This framework encourages innovation while ensuring our risks are well-understood, measured, and managed.

MID PENN BANCORP, INC.
ITEM 2. PROPERTIES
The Bank owns a building in Harrisburg, Pennsylvania, located at 2407 Park Drive, which serves as the Corporation’s headquarters. The Bank also owns a building in Millersburg, Pennsylvania, located at 349 Union Street, which serves as the Bank’s headquarters. Additionally, the Bank owns one building in Halifax, Pennsylvania that serves as an operational support facility and one building in Harrisburg, Pennsylvania that serves as corporate administrative and operational support offices. Administrative space is also leased in Pottsville, Lancaster, Clearfield and Chambersburg, Pennsylvania. As of December 31, 2023, the Bank’s retail office network was comprised of 49 full-service retail locations. The Bank owned 28 of those locations and leased 21 locations.
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
Transfer Agent: Computershare, Attn: Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170. Phone: 1-800-368-5948.
Number of Shareholders: As of March 28, 2024, there were approximately 4,400 shareholders of record of Mid Penn’s common stock.
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
Annual Meeting: The Annual Meeting of the Shareholders of Mid Penn is expected to be held virtually at 10:00 a.m. on Tuesday, May 14, 2024.
Accounting, Auditing and Internal Control Complaints: Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website: www.midpennbank.com
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: In 2020, Mid Penn announced the adoption of a treasury stock repurchase program ("Repurchase Program") authorizing the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock, which represents approximately 3.5% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2022. The Repurchase Program was extended through May 11, 2024 by Mid Penn’s Board of Directors on May 11, 2023. Under the Repurchase Program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase.
The Repurchase Program may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Repurchase Program does not obligate Mid Penn to repurchase any shares.
During the year ended December 31, 2023, Mid Penn repurchased 216,879 shares of common stock at an average price of $22.31 per share under the Repurchase Program. The Repurchase Program had $5.3 million remaining available for repurchase as of December 31, 2023.
There were 12,500 shares repurchased during the fourth quarter of 2023:

	October 2023	November 2023	December 2023
Number of shares repurchased	—	2,500	10,000
Securities Authorized for Issuance under Equity Compensation Plans: Information regarding the Corporation’s equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

MID PENN BANCORP, INC.

Stock Performance Graph
As of December 31, 2023, to better align with the Company's direct competitors, the Company has chosen to change the composition of its peer group for the performance graph below. The total shareholder return is based on a $100 investment on December 31, 2018.

Total Shareholder's Returns | 5 Year Return
175
150
125
100
75
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Mid Penn Bancorp, Inc.
Current Peers (1)
Prior Peers (2)
KBW NASDAQ Bank Index Return

Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Mid Penn Bancorp, Inc.	100.00	129.12	101.73	152.16	147.69	124.02
Current Peers (1)	100.00	127.28	100.92	154.07	142.61	147.00
Prior Peers (2)	100.00	123.31	92.01	129.81	122.04	121.37
KBW NASDAQ Bank Index Return	100.00	132.14	114.13	154.13	117.56	111.93
(1) Current Peers includes AMAL, CCNE, CHCO, CNOB, FCF, FFIC, FISI, KRNY, MCB, NFBK, ORRF, PGC, STBA, TBBK, TMP, TRST, UVSP and WASH; Excludes CATC due to announced merger with EBC
(2) Prior Peers includes ACNB, AROW, CARE, CCNE, CHCO, CNOB, CZNC, EBTC, FCF, FISI, FLIC, FRBK, FRST, LBAI, ORRF, PFIS, PGC, SMMF, STBA, TMP and UVSP; Excludes CATC due to announced merger with EBC
Note: Peer group returns reflect average total return of respective peer group

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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Mid Penn’s Consolidated Financial Statements from the view of management and should be read in conjunction with the Consolidated Financial Statements of the Corporation and Notes thereto and other detailed information appearing elsewhere in this Annual Report on Form 10-K. The comparability of the results of operations for the year ended 2023, compared to 2022 and 2021, in general, have been materially impacted by the Brunswick Acquisition, which closed on May 19, 2023.
Mid Penn is not aware of any current trends, events, uncertainties or any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on Mid Penn’s or the Bank’s liquidity, capital resources, or operations.
Executive Overview
Mid Penn is a financial holding company incorporated in August 1991 in the Commonwealth of Pennsylvania.
Mid Penn generates the majority of its revenues through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is fully taxable-equivalent basis ("FTE") net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses, non-interest expenses and income taxes.
The following table presents a summary of the Corporation's earnings and selected performance ratios:

	December 31,
	2023	2022	2021
Net Income	$37,397	$54,806	$29,319
Diluted EPS	$2.29	$3.44	$2.71
Dividends Declared	$0.80	$0.80	$0.79
Return on average assets	0.77%	1.22%	0.83%
Return on average equity	7.16%	10.98%	8.91%
Net interest margin (1)	3.26%	3.59%	3.30%
Non-performing assets to total assets	0.27%	0.21%	0.22%
Net charge-off to average loans	0.009%	(0.002)%	0.068%
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
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the year ended December 31, 2023 was $37.4 million or $2.29 per common share basic and diluted, compared to earnings of $54.8 million or $3.44 per common share basic and diluted for the year ended December 31, 2022. The results for the year ended December 31, 2023 were favorably impacted by loan growth, interest income growth and the Brunswick Acquisition. The year ended December 31, 2023 included the recognition of $15 thousand of Paycheck Protection Program ("PPP") loan processing fees generated as a result of Mid Penn’s participation in the PPP compared to $3.8 million for the year ended December 31, 2022. These PPP fees are recognized into interest income over the term of the respective loan, or sooner if the loans are forgiven by the Small Business Administration or the borrowers otherwise pay down principal prior to a loan’s stated maturity. The year ended

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
December 31, 2023 also include merger and acquisition expenses of $5.5 million and post-acquisition restructuring expenses totaling $3.0 million resulting from the Brunswick Acquisition, which was announced on December 20, 2022 and legally closed on May 19, 2023.
•Net Interest Income
◦Net Interest Margin - For the year ended December 31, 2023, Mid Penn’s FTE net interest margin was 3.26% versus 3.59% for the year ended December 31, 2022. The Federal Reserve’s Federal Open Market Committee ("FOMC") increased rates four times during 2023. The yield on interest-earning assets increased 121 basis point(s) ("bp") in 2023 compared to 2022 and the rate on interest-bearing liabilities increased 197 bp in 2023 compared to 2022.
◦Loan Growth - Total loans, net of unearned income, as of December 31, 2023 were $4.3 billion compared to $3.5 billion as of December 31, 2022, an increase of $738.7 million, or 21.0%. The loan growth occurred primarily within Mid Penn’s commercial real estate loan portfolio. As mentioned above, $324.5 million, or 43.9%, of that growth was a result of the Brunswick Acquisition. The mix of commercial real estate and construction portfolios in relation to the total portfolio increased 33.61% and 1.93%, respectively from December 31, 2022 to December 31, 2023. Non-owner occupied office commercial real estate exposure represents 7.1% of total loan balances and is primarily limited to suburban offices.
◦Deposit Growth - Total deposits increased $567.9 million, or 15.0%, from $3.8 billion at December 31, 2022, to $4.3 billion at December 31, 2023. The Brunswick Acquisition contributed $282.6 million of additional deposits on the acquisition date.
•Asset Quality - Mid Penn adopted CECL on January 1, 2023. ACL at December 31, 2023 was $34.2 million, or 0.80% of total loans, as compared to $19.0 million, or 0.54% of total loans at December 31, 2022.
◦Net Recoveries/Charge-offs - Mid Penn had net loan charge-offs of $332 thousand and net loan recoveries of $60 thousand for the years ended December 31, 2023 and 2022, respectively.
◦Non-performing assets - Total non-performing assets were $14.5 million at December 31, 2023, an increase compared to non-performing assets of $9.3 million at December 31, 2022. The increase was partially a result of $3.9 million of non-accrual loans acquired from Brunswick.
◦Provision for credit losses - Loans - The PCL - loans was $3.3 million for the year ended December 31, 2023 compared to $4.3 million for the year ended December 31, 2022. The decrease in provision for the twelve months ended December 31, 2023, is primarily due to improved performance in Commercial and Industrial loans partially offset by increased delinquencies in the Commercial Real Estate portfolio. Prior to 2023, ACL and related provision are presented in accordance with the previous accounting guidance using the incurred loss method. The PCL for the year ended December 31, 2023 includes an initial provision for credit losses on non-PCD loans acquired in the Brunswick Acquisition of $2.0 million.
•Noninterest Income - Noninterest income totaled $20.0 million for the year ended December 31, 2023, a $3.6 million, or 15.4%, decrease compared to the year ended December 31, 2022. The decrease was primarily attributable to a $1.2 million decrease in mortgage hedging, and a $1.8 million decrease in other miscellaneous income.
•Noninterest Expense - Noninterest expense totaled $119.0 million, an increase of $19.1 million, or 19.2%, compared to noninterest expense of $99.8 million for the year ended December 31, 2022. The increase in noninterest expense is driven by $8.5 million of merger-related expenses, a $6.7 million increase in salaries and benefits expense, and a $1.9 million increase in FDIC charges.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
•Borrowings paid downs - During 2023, Mid Penn paid off $30.4 million of long-term debt and redeemed a total of $10.0 million of subordinated debt and trust preferred securities.
•Share Repurchases - Mid Penn repurchased 216,879 shares during 2023 at an average price per share of $22.31 under its share repurchase program.
•Business Combinations
◦As announced on Form 8-K filed on December 20, 2022, Mid Penn entered into an Agreement and Plan of Merger with Brunswick Bancorp, pursuant to which Brunswick merged with and into Mid Penn, with Mid Penn being the surviving corporation in the Merger. This transaction legally closed on May 19, 2023.
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
Management of the Corporation considers the accounting judgments relating to the allowance for credit losses to be the accounting area that requires the most subjective and complex judgments.
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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
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
For further discussion of the methodology used in the determination of the ACL, refer to "Note 1, Summary of Significant Accounting Policies", "Note 3 - Investment Securities", "Note 4 - Loans and Allowance for Credit Losses - Loans" and "Note 18 - Commitments and Contingencies" to the Consolidated Financial Statements. To the extent actual outcomes differ from management estimates, additional PCL may be required that would adversely impact earnings in future periods.

The allowance for credit losses - Loans was $34.2 million as of December 31, 2023, an increase of $15.2 million, or 80.3%, compared to $19.0 million as of December 31, 2022. The increase was primarily the result of the CECL implementation in 2023.

Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible, a triggering event. In response to bank failures during the late first and early second quarters of 2023, Management performed a Step 1 Goodwill analysis as of May 31, 2023, given that the decline in the price of Mid Penn's stock below its book value following these events was deemed a triggering event. At December 31, 2023, Mid Penn had goodwill of $127.0 million and Mid Penn's stock continues to trade below book value.

Our annual impairment test was conducted during the fourth quarter of 2023. Factors considered include actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others. No goodwill impairment has been recorded for 2023. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of goodwill impairment.

Refer to Note 6 -    Goodwill and Intangible Assets for further details on the Company's goodwill.

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

Refer to Note 2 - Business Combinations for further details.
Results of Operations
Net Interest Income
Net interest income, Mid Penn's primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings. Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities. Interest and average rates in the table below are presented on a fully taxable-equivalent basis ("FTE"). Tax-equivalent adjustments were calculated using a statutory corporate tax rate of 21% for the years ended December 31, 2023, 2022 and 2021. For purposes of calculating loan yields, average loan balances include non-accrual loans. Loan fees of $4.6 million, $8.4 million and $25.5 million are included with loan interest income in the following table for the years ended December 31, 2023, 2022, and 2021, respectively. During the years ended December 31, 2023, 2022, and 2021, Mid Penn recognized $15 thousand, $3.8 million and $22.0 million of PPP fees, respectively, which are included in loan fees.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Average balances, effective interest differential and interest yields for the years ended December 31:

	Average Balances, Income and Interest Rates
	2023			2022			2021
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$24,270	$361	1.49%	$26,633	$69	0.26%	$15,916	$13	0.08%
Investment Securities:
Taxable	544,896	15,141	2.78	500,156	11,663	2.33	124,692	2,257	1.81
Tax-Exempt	78,163	1,949	2.49	78,039	1,895	2.43	57,361	1,420	2.48
Total Investment Securities	623,059	17,090	2.74	578,195	13,558	2.34	182,053	3,677	2.02

Federal Funds Sold	7,161	373	5.21	311,989	1,826	0.59	567,647	809	0.14
Loans, Net	3,868,307	218,462	5.65	3,217,282	150,636	4.68	2,539,074	119,082	4.69
Restricted Investment in Bank Stocks	11,121	864	7.77	6,045	289	4.78	7,351	345	4.69
Total Interest-earning Assets	4,533,918	237,150	5.23	4,140,144	166,378	4.02	3,312,041	123,926	3.74

Cash and Due from Banks	49,503			63,608			38,517
Other Assets	299,666			272,422			169,946
Total Assets	$4,883,087			$4,476,174			$3,520,504

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$950,326	$13,893	1.46%	$1,051,605	$3,847	0.37%	$688,595	$2,330	0.34%
Money Market	926,034	21,424	2.31	1,040,762	5,277	0.51	842,107	3,157	0.37
Savings	312,053	230	0.07	355,229	193	0.05	218,546	237	0.11
Time	1,116,552	43,749	3.92	524,944	4,827	0.92	451,277	5,603	1.24
Total Interest-bearing Deposits	3,304,965	79,296	2.40	2,972,540	14,144	0.48	2,200,525	11,327	0.51

Short-term borrowings	107,323	7,087	6.60	11,914	441	3.70	153,850	539	0.35
Long-term debt	45,304	975	2.15	23,344	352	1.51	75,483	821	1.09
Subordinated debt and trust preferred securities	49,328	2,008	4.07	70,583	2,830	4.01	47,116	2,067	4.39
Total Interest-bearing Liabilities	3,506,920	89,366	2.55	3,078,381	17,767	0.58	2,476,974	14,754	0.60

Noninterest-bearing Demand	800,582			848,991			684,022
Other Liabilities	53,530			49,864			30,433
Shareholders' Equity	522,055			498,938			329,075
Total Liabilities & Shareholders' Equity	$4,883,087			$4,476,174			$3,520,504

Net Interest Income (taxable-equivalent basis)		$147,784			$148,611			$109,172
Taxable Equivalent Adjustment (1)		(811)			(778)			(604)
Net Interest Income		$146,973			$147,833			$108,568

Total Yield on Earning Assets			5.23%			4.02%			3.74%
Rate on Supporting Liabilities			2.55			0.58			0.60
Average Interest Spread			2.68			3.44			3.15
Net Interest Margin			3.26			3.59			3.30
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The volume analysis of changes in net interest income as of December 31 are as follows:

	Years Ended December 31, 2023 vs. December 31, 2022			Years ended December 31, 2022 vs. December 31, 2021
	Increase (decrease)			Increase (decrease)
(Dollars in thousands)	Volume	Rate (1)	Net	Volume	Rate (1)	Net
INTEREST INCOME:
Interest Bearing Balances	$(6)	$298	$292	$9	$47	$56
Investment Securities:
Taxable	1,042	2,436	3,478	6,796	2,610	9,406
Tax-Exempt	3	51	54	512	(37)	475
Total Investment Securities	1,045	2,487	3,532	7,308	2,573	9,881

Federal Funds Sold	(1,798)	345	(1,453)	(364)	1,381	1,017
Loans, Net	30,468	37,358	67,826	31,808	(254)	31,554
Restricted Investment Bank Stocks	243	332	575	(61)	5	(56)
Total Interest Income	29,952	40,820	70,772	38,700	3,752	42,452

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	(375)	10,421	10,046	1,228	289	1,517
Money Market	(585)	16,732	16,147	745	1,375	2,120
Savings	(22)	59	37	148	(192)	(44)
Time	5,443	33,479	38,922	915	(1,691)	(776)
Total Interest-Bearing Deposits	4,461	60,691	65,152	3,036	(219)	2,817

Short-term Borrowings	6,300	346	6,646	(497)	399	(98)
Long-term Debt	332	291	623	(567)	98	(469)
Subordinated Debt	(852)	30	(822)	1,030	(267)	763
Total Interest Expense	10,241	61,358	71,599	3,002	11	3,013

NET INTEREST INCOME	$19,711	$(20,538)	$(827)	$35,698	$3,741	$39,439
(1) The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column. Tax-exempt income is shown on a tax equivalent basis using a statutory corporate tax rate of 21% for the years ended December 31, 2023, 2022 and 2021.
For the year ended December 31, 2023, Mid Penn’s FTE net interest margin was 3.26% versus 3.59% for the year ended December 31, 2022 and 3.30% for the year ended December 31, 2021. During 2023, FTE net interest income decreased $827 thousand, or 0.6%, compared to 2022. Interest income increased $30.0 million as the result of a $406.9 million, or 9.1%, increase in average interest-earning assets in 2023 compared to 2022 and increased $40.8 million as the result of a 121 bp increase in the yield on interest-earning assets in 2023 compared to 2022. The decrease to net interest margin was primarily a result of an increase in funding costs and growth in average interest-bearing liabilities, partially offset by higher yields on interest-earning assets and growth in average interest-earning assets. As previously noted, the FOMC has increased rates four times during 2023. The growth in both average interest-earning assets and average interest-bearing liabilities was largely the result of the Brunswick Acquisition. Both interest-earning assets and interest-bearing liabilities associated with the Brunswick Acquisition had substantially similar yields to the corresponding Mid Penn portfolios.
Average total loans, net, increased $651.0 million, or 20.2%, contributing $30.5 million to the increase in interest income. The yield on average total loans, net, increased from 4.68% for 2022 to 5.65% for 2023. The increase in the yield was primarily the result of the higher interest rate environment during 2023.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Total average investment securities increased $44.9 million, contributing $1.0 million to the increase in FTE interest income, and the average yield investment securities increased 40 bps, contributing $2.5 million to the increase in FTE interest income.
Interest expense for 2023 increased by $71.6 million or 403.0% when compared to 2022. The cost of interest-bearing liabilities increased to 2.55% in 2023 from 0.58% in 2022 and 0.60% in 2021. The rate on total interest-bearing deposits increased to 2.40% in 2023 from 0.48% in 2022 and 0.51% in 2021. The increase in the rate was primarily a result of a shift in the mix of deposits from demand, money market and savings to higher yielding time deposits. Mid Penn continued to offer higher rates to both retain and attract deposits. In addition, average short-term borrowings of $107.3 million were used to help fund loan growth, contributing to the $6.6 million increase in interest expense on short-term borrowings for the year ended December 31, 2023 as compared to 2022.
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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Provision for Credit Losses - Loans
On January 1, 2023, Mid Penn adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL.
For the year ended December 31, 2023, the provision for credit losses was $3.3 million, a decrease of 23.4% compared to a provision for credit losses of $4.3 million for the year ended December 31, 2022. The provision for credit losses for the year ended December 31, 2022 was $1.4 million, or 46.0%, lower than the $2.9 million provision for credit losses for the year ended December 31, 2021. The decrease in provision for the twelve months ended December 31, 2023, is primarily due to improved performance in Commercial and Industrial loans partially offset by increased delinquencies in the Commercial Real Estate portfolio. Prior to 2023, ACL and related provision are presented in accordance with the previous accounting guidance using the incurred loss method. The PCL for year ended December 31, 2023 includes an initial provision for credit losses on non-PCD loans acquired in the Brunswick Acquisition of $2.0 million.
For the year ended December 31, 2023, Mid Penn had net charge-offs of $332 thousand compared to net recoveries of $60 thousand and net charge-offs of $1.7 million for the years ended December 31, 2022 and 2021, respectively. A summary of charge-offs and recoveries of loans and the provision for loan losses is shown in the table below.
The following table represents the analysis of the allowance for credit losses:

	Years ended December 31,
(In Thousands)	2023	2022	2021
Balance, beginning of year	$18,957	$14,597	$13,382
Loans charged off:
Commercial real estate	16	7	1,044
Commercial and industrial	238	1	866
Construction	—	—	23
Residential mortgage	13	26	13
Consumer	135	97	42
Total loans charged off	402	131	1,988

Recoveries on loans previously charged off:
Commercial real estate	—	128	207
Commercial and industrial	—	13	13
Construction	—	24	8
Residential mortgage	38	4	11
Consumer	32	22	19
Total loans recovered	70	191	258

Net charge-offs (recoveries)	332	(60)	1,730
Provision for loan losses	3,295	4,300	2,945
Impact from the adoption of CECL	$11,931	$—	$—
Purchase Credit Deteriorated loans	$336	$—	$—
Balance, end of year	$34,187	$18,957	$14,597

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table represents the ratio of net charge-offs (recoveries) to total average loans outstanding:

(in thousands)
Year Ended December 31, 2023	Net charge-offs (Recoveries)	Average Loans outstanding	Ratio of net charge-offs (recoveries) to total average loans outstanding
Commercial real estate	$16	$2,158,511	0.001%
Commercial and industrial	238	641,264	0.037
Construction	—	479,813	—
Residential mortgage	(25)	725,003	(0.003)
Consumer	103	6,486	1.588
Total Loans	$332	$4,011,077	0.008%

Year Ended December 31, 2022
Commercial real estate	$(121)	$1,886,587	(0.006)%
Commercial and industrial	(12)	572,291	(0.002)
Construction	(24)	399,921	(0.006)
Residential mortgage	22	416,596	0.005
Consumer	75	9,141	0.821
Total Loans	$(60)	$3,284,535	(0.002)%

Year Ended December 31, 2021
Commercial real estate	$837	$1,273,059	0.066%
Commercial and industrial	853	749,848	0.114
Construction	15	308,728	0.005
Residential mortgage	2	313,588	0.001
Consumer	23	8,840	0.260
Total Loans	$1,730	$2,654,063	0.065%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Noninterest Income
Noninterest income and variance analysis as of December 31:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021	$ Variance 2023 vs. 2022	% Variance 2023 vs. 2022
Income from fiduciary and wealth management activities	$5,059	$5,071	$2,494	$(12)	(0.2)%
ATM debit card interchange income	4,019	4,362	2,688	(343)	(7.9)
Service charges on deposits	1,943	2,078	991	(135)	(6.5)
Mortgage banking income	1,353	1,607	10,314	(254)	(15.8)
Mortgage hedging income	324	1,471	64	(1,147)	(78.0)
Net gain on sales of SBA loans	571	262	969	309	117.9
Earnings from cash surrender value of life insurance	1,112	1,013	358	99	9.8
Net gain on sales of investment activities	—	—	79	—	N/M
Other income	5,627	7,793	3,576	(2,166)	(27.8)
Total Noninterest Income	$20,008	$23,657	$21,533	$(3,649)	(15.4)%
N/M - Not Meaningful
For the year ended December 31, 2023, noninterest income totaled $20.0 million, a decrease of $3.6 million or 15.4%, compared to noninterest income of $23.7 million for the year ended December 31, 2022. Income from fiduciary and wealth management activities, ATM debit card interchange income, service charges on deposits, mortgage banking, and mortgage hedging, and Other income all decreased compared to the prior year.
Mortgage banking income decreased $254 thousand for the year ended December 31, 2023 compared to the year ended December 31, 2022. Mortgage loan originations and secondary-market loan sales and gains slowed during 2023 as a result of increases in interest rates. As mortgage rates have risen, demand for mortgages has slowed significantly. As such, it is more difficult to properly hedge lower volumes within the mortgage pipeline. Mortgage hedging income was $324 thousand for the year ended December 31, 2023 compared to $1.5 million for the same period in 2022.
Other income decreased $2.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in other income was primarily driven by a $1.8 million decrease in other miscellaneous income and a $438 thousand decrease in insurance commissions.
For details on the variances of noninterest income for the year ended December 31, 2022 compared to the year ended December 31, 2021 refer to the "Noninterest Income" section of the Management's Discussion and Analysis in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Noninterest expense and variance analysis as of December 31:

	Years Ended December 31,
(In Thousands)	2023	2022	2021	$ Variance 2023 vs. 2022	% Variance 2023 vs. 2022
Salaries and employee benefits	$59,345	$52,601	$41,711	$6,744	12.8%
Software licensing and utilization	7,927	7,524	6,332	403	5.4
Occupancy expense, net	7,349	6,900	5,527	449	6.5
Equipment expense	5,121	4,493	3,101	628	14.0
Shares tax	2,713	2,786	800	(73)	(2.6)
Legal and professional fees	2,945	2,761	1,979	184	6.7
ATM/card processing	2,108	2,139	1,053	(31)	(1.4)
Intangible amortization	1,780	2,012	1,180	(232)	(11.5)
FDIC assessment	3,500	1,594	1,888	1,906	119.6
(Gain) loss on sale or write-down of foreclosed assets, net	(144)	(133)	(25)	(11)	8.3
Merger and acquisition expense	5,544	294	3,067	5,250	1785.7
Post-acquisition restructuring expense	2,952	329	9,880	2,623	797.3
Other expenses	17,852	16,543	14,612	1,309	7.9
Total Noninterest Expense	$118,992	$99,843	$91,105	19,149	19.2%
N/M - Not Meaningful
For the year ended December 31, 2023, noninterest expense totaled $119.0 million, an increase of $19.1 million, or 19.2%, compared to noninterest expense of $99.8 million for the year ended December 31, 2022. The increase in noninterest expense is primarily driven by the Brunswick Acquisition as discussed in further detail below.
Salaries and employee benefits were $59.3 million for the year ended December 31, 2023, an increase of $6.7 million, or 12.8%, compared to the year ended December 31, 2022. The increase was attributable to the retail staff additions at the five retail locations added through the Brunswick Acquisition and the retention of various Brunswick team members through the completion of the systems integration, which occurred on May 19, 2023.
Software licensing and utilization costs were $7.9 million for the year ended December 31, 2023, an increase of $403 thousand, or 5.4%, compared to $7.5 million for the year ended December 31, 2022. The increase is a result of additional costs to license the additional Brunswick branches, upgrades to internal systems, networks, storage capabilities, cybersecurity management, and data security mechanisms to enhance data management and security capabilities responsive to both the larger company profile and the increasing complexity of information technology management, and increases in certain core processing fees as our customer base and transaction volume continue to grow.
Occupancy increased $449 thousand and equipment expenses increased $628 thousand, or 6.5% and 14.0%, respectively, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increases were driven by the facility operating costs and increased depreciation expense for building, furniture, and equipment, respectively, associated with the Brunswick Acquisition.
FDIC assessment expenses increased $1.9 million to $3.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase in FDIC charges was due primarily to a change in the assessment base from the Brunswick Acquisition and increased assessment rates from the bank failures in 2023.
For the year ended December 31, 2023, merger and acquisition expenses were $5.5 million and included investment banking fees, merger-related legal expenses, and other professional fees for advisory, valuation, and consulting services associated with the Brunswick. For additional information on recent acquisitions, see "Note 2 - Business Combinations", within Item 8, Notes to Consolidated Financial Statements.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Post-acquisition and restructuring expenses were $3.0 million for the year ended December 31, 2023 compared to $329 thousand for the year ended December 31, 2022. This increase was primarily driven by the Brunswick Acquisition.
Other expenses increased $1.3 million from $16.5 million for the year ended December 31, 2022, to $17.9 million for the year ended December 31, 2023. Several categories within other expense increased, primarily as a result of the Brunswick Acquisition and organic growth, including marketing, telephone, postage, courier, payroll processing, employee travel costs, and director fees.
For details on the variances of noninterest expense for the year ended December 31, 2022 compared to the year ended December 31, 2021 refer to the "Noninterest Expense" section of the Management's Discussion and Analysis in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Income Taxes
The provision for income taxes was $7.3 million during the year ended December 31, 2023, a decrease of $5.2 million compared to $12.5 million for the same period in 2022. The provision for income taxes for the year ended December 31, 2023 reflects an effective combined Federal and state tax rate ("ETR") of 16.3%, compared to an ETR of 18.6% for the year ended December 31, 2022. The decrease in the effective tax rates in 2023 compared to 2022 was a result of recalculating Mid Penn's deferred tax assets as a result of now doing business in New Jersey due to the Brunswick Acquisition and receiving a benefit in state tax expense. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
Financial Condition
Mid Penn’s total assets were $5.3 billion as of December 31, 2023, reflecting an increase of $792.8 million, or 17.6%, compared to total assets of $4.5 billion as of December 31, 2022. Included in total assets as of December 31, 2023 are $1.4 million of PPP loans, net of deferred fees. Comparatively, as of December 31, 2022, Mid Penn had $2.6 million of PPP loans outstanding, net of deferred fees.
Investment Securities
Mid Penn’s portfolio of held-to-maturity ("HTM") securities, recorded at amortized cost, decreased $366 thousand to $399.1 million as of December 31, 2023, as compared to $399.5 million as of December 31, 2022. Mid Penn’s total available-for-sale ("AFS") securities portfolio decreased $14.3 million from $237.9 million at December 31, 2022 to $223.6 million at December 31, 2023.
At December 31, 2023, the unrealized loss on AFS investment securities resulted in a positive impact to shareholders’ equity of $2.0 million (comprised of a gross unrealized gain on securities of $2.1 million net of a deferred income tax cost of $144 thousand). At December 31, 2022, the unrealized loss on AFS investment securities resulted in a negative impact to shareholders’ equity of $19.1 million (comprised of a gross unrealized loss on securities of $24.1 million and net of a deferred income tax benefit of $5.1 million). Mid Penn does not have any significant concentrations of non-governmental securities within its investment portfolio.
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. Mid Penn’s investment portfolio includes both held-to-maturity securities and available-for-sale securities.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost and tax-equivalent basis assuming a 21% tax rate) as of December 31, 2023:

	Maturing
(In Thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years
As of December 31, 2023	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$9,387	3.16%	$22,574	2.93%	$3,688	2.85%	$—	—%
Mortgage-backed U.S. government agencies	—	—	—	—	5,514	2.53	147,169	3.01
State and political subdivision obligations	—	—	—	—	1,704	2.16	1,942	2.65
Corporate debt securities	—	—	11,355	4.65	20,222	4.41	—	—
	$9,387	3.16%	$33,929	3.53%	$31,128	3.79%	$149,111	3.01%
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$4,000	4.03%	$81,012	1.97%	$156,793	2.07%	$4,000	2.47%
Mortgage-backed U.S. government agencies	—	—	2,702	2.87	6,693	2.84	34,423	2.02
State and political subdivision obligations	5,708	2.29	34,155	2.55	25,049	2.18	19,123	2.59
Corporate debt securities	—	—	15,520	3.90	9,950	3.23	—	—
	$9,708	3.00%	$133,389	2.23%	$198,485	2.17%	$57,546	2.24%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Loans
The following table presents the ending balance of loans outstanding, by type, as of December 31:

	2023		2022		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,149,553	27.0%	$1,184,306	33.7%	$(34,753)	(2.9)%
CRE Owner Occupied	629,904	14.8	488,551	13.9	141,353	28.9
Multifamily	309,059	7.3	197,620	5.6	111,439	56.4
Farmland	212,690	5.0	182,457	5.2	30,233	16.6
Total Commercial Real Estate	2,301,206	54.1	2,052,934	58.4	248,272	12.1
Commercial and industrial	675,079	15.9	596,042	17.0	79,037	13.3
Construction
Residential Construction	92,843	2.2	90	—	92,753	103058.9
Other Construction	362,624	8.5	441,156	12.6	(78,532)	(17.8)
Total Construction	455,467	10.7	441,246	12.6	14,221	3.2
Residential mortgage
1-4 Family 1st Lien	339,142	8.0	305,386	8.7	33,756	11.1
1-4 Family Rental	341,937	8.0	—	—	341,937	100.0
HELOC and Junior Liens	132,795	3.1	110,835	3.2	21,960	19.8
Total Residential Mortgage	813,874	19.1	416,221	11.8	397,653	95.5
Consumer	7,166	0.2	7,676	0.2	(510)	(6.6)
	$4,252,792	100.0%	$3,514,119	100.0%	$738,673	21.0%
Total loans, net of unearned income, as of December 31, 2023 were $4.3 billion compared to $3.5 billion as of December 31, 2022, an increase of $738.7 million. Organic loan growth for the year ended December 31, 2023, was $423.6 million, or 10.8% (excluding Brunswick Acquisition loans of $324.5 million). Organic growth occurred primarily across the commercial and industrial and residential mortgage loan portfolios.
The majority of the Bank's loan portfolio is to businesses and individuals located within the Bank's primary market area of the Pennsylvania counties of Berks, Blair, Bucks, Centre, Chester, Clearfield, Cumberland, Dauphin, Fayette, Huntingdon, Lancaster, Lehigh, Luzerne, Montgomery, Perry, Schuylkill and Westmoreland and New Jersey. Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved. Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured. Residential real estate loans are secured by liens on the residential property. Consumer loans include installment loans, lines of credit and home equity loans. The Bank has no significant concentration of credit to any one borrower. The Bank’s highest concentration of credit by loan type is in commercial real estate.
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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table represents the Commercial Real Estate portfolio by property type as of December 31, 2023:

(Dollars in thousands)	December 31, 2023
Commercial Real Estate	Balance	% of portfolio	Weighted Average LTV (2)
Owner Occupied (1)	$627,995	27.4%	N/A
Farmland (1)	212,690	9.2	N/A
Multifamily	308,886	13.4	58.9
Non Owner Occupied
Retail	414,485	18.0	51.0
Office	301,810	13.1	64.4
Industrial	156,075	6.8	49.3
Hospitality	137,718	6.0	49.4
Flex	39,374	1.7	56.0
Mobile Home Park	21,298	0.9	68.4
Health Care	15,618	0.7	54.6
Other Property Types	65,257	2.8	43.2
Total Commercial Real Estate	$2,301,206	100.0%	55.4%
(1) LTV not available for Owner Occupied and Farmland properties.
(2) Weighted average Loan to Value is calculated based on estimated current market values of the properties.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In Thousands)
As of December 31, 2023	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate	$79,182	$576,745	$1,530,687	$114,592	$2,301,206
Commercial and industrial	18,749	351,607	118,639	186,084	675,079
Construction	112,651	248,191	74,819	19,806	455,467
Residential mortgage	33,111	114,234	396,320	270,209	813,874
Consumer	1,133	2,271	1,425	2,337	7,166
Total loans held in portfolio	244,826	1,293,048	2,121,890	593,028	4,252,792
Predetermined (fixed) interest rates:
Commercial real estate	53,216	384,265	99,063	684	537,228
Commercial and industrial	13,171	253,893	30,517	1,040	298,621
Construction	45,177	72,209	10,329	616	128,331
Residential mortgage	19,513	92,659	102,419	121,042	335,633
Consumer	596	2,133	1,425	48	4,202
Total predetermined (fixed) interest rates	131,673	805,159	243,753	123,430	1,304,015
Floating interest rates:
Commercial real estate	25,966	192,480	1,431,624	113,908	1,763,978
Commercial and industrial	5,579	97,713	88,122	185,044	376,458
Construction	67,473	175,982	64,490	19,191	327,136
Residential mortgage	13,598	21,575	293,901	149,167	478,241
Consumer	537	139	—	2,288	2,964
Total floating interest rates	113,153	487,889	1,878,137	469,598	2,948,777
Total fixed and floating interest rates	$244,826	$1,293,048	$2,121,890	$593,028	$4,252,792
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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table represents the allowance for credit loss as a percentage of total loans:

(In Thousands)
As of December 31, 2023	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial real estate
CRE Nonowner Occupied	$10,267	$1,149,553	27.0%	0.9%
CRE Owner Occupied	5,646	629,904	14.8	0.9
Multifamily	2,202	309,059	7.3	0.7
Farmland	2,064	212,690	5.0	1.0
Commercial and industrial	7,131	675,079	15.9	1.1
Construction
Residential Construction	1,256	92,843	2.2	1.4
Other Construction	2,146	362,624	8.5	0.6
Residential mortgage
1-4 Family 1st Lien	1,207	339,142	8.0	0.4
1-4 Family Rental	1,859	341,937	8.0	0.5
HELOC and Junior Liens	389	132,795	3.1	0.3
Consumer	20	7,166	0.2	0.3
Total	$34,187	$4,252,792	100.0%	0.8%
For a complete description of Mid Penn’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see "Note 4 – Loans and Allowance for Credit Losses – Loans" included in Part I. Item 1. – Financial Statements of this report.
Upon the adoption of FASB ASC Topic 326 on January 1, 2023, Mid Penn recorded an overall increase of $15.0 million to the ACL on January 1, 2023 as a result of the adoption of CECL. Retained earnings decreased $11.5 million and deferred tax assets increased by $3.1 million. Included in the $15.0 million increase to the ACL was $3.1 million for certain OBS credit exposures that were previously recognized in other liabilities before the adoption of CECL. The ACL and the related PCL for the year ended December 31, 2022 and 2021 reflect Mid Penn’s application of the incurred loss method for estimating credit losses.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The following table represents non-performing assets as of:

	December 31,
(Dollars in thousands)	2023	2022	2021
Non-performing Assets:
Total non-performing loans	$14,216	$8,585	$9,982

Foreclosed real estate	293	43	—
Total non-performing assets	14,509	8,628	9,982

Accruing loans 90 days or more past due	—	654	515
Total risk elements	$14,509	$9,282	$10,497

Non-performing loans as a percentage of total loans outstanding	0.33%	0.24%	0.32%

Non-performing assets as a percentage of total loans outstanding and foreclosed real estate	0.34%	0.25%	0.32%

Non-accrual loans as a percentage of total loans	0.33%	0.23%	0.31%

Allowance for credit losses as a percentage of total loans	0.80%	0.54%	0.47%

Allowance for credit losses as a percentage of non-accrual loans	240.48%	231.33%	152.90%

Ratio of ACL to non-performing loans	240.48%	220.82%	146.23%
Total nonperforming assets were $14.5 million at December 31, 2023, an increase compared to nonperforming assets of $8.6 million at December 31, 2022. The increase since December 31, 2022 was primarily the result of the addition of $3.9 million of non-accrual loans from the Brunswick Acquisition and the migration of one relationship to non-accrual during the first quarter of 2023, which is collateralized in excess of the outstanding loan balances based on a current appraisal of the collateral.

Deposits and Other Funding Sources
Mid Penn's primary source of funds are retail deposits from businesses, public funds depositors, and consumers in its market area. For the year ended December 31, 2023, deposits totaled $4.3 billion, an increase of $567.9 million, or 15.0%. The Brunswick Acquisition contributed $281.4 million to the deposit growth, the remaining being attributed to organic deposit growth.
Average balances and average interest rates applicable to deposits by major classification for the years ended December 31:

	2023		2022		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	$	%
Noninterest-bearing demand deposits	$800,582	0.00%	$848,991	0.00%	$(48,409)	(5.70)%
Interest-bearing demand deposits	950,326	1.46	1,051,605	0.37	(101,279)	(9.63)
Money market	926,034	2.31	1,040,762	0.51	(114,728)	(11.02)
Savings	312,053	0.07	355,229	0.05	(43,176)	(12.15)
Time	1,116,552	3.92	524,944	0.92	591,608	112.70
	$4,105,547	1.93%	$3,821,531	0.37%	$284,016	7.43%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
As of December 31, 2023, uninsured deposits were approximately $1.2 billion compared to $1.6 billion as of December 31, 2022. The maturities of the uninsured time deposits as of December 31, 2023 were as follows:

(In thousands)	2023
Three months or less	$142,824
Over three months to six months	99,461
Over six months to twelve months	52,564
Over twelve months	39,689
$334,538
Short-term borrowings as of December 31, 2023 totaled $241.5 million, compared to $102.6 million as of December 31, 2022 and consisted of $166.5 million of FHLB overnight borrowings and $75.0 million of other FHLB Short Term borrowings. As of December 31, 2023, the Bank had long-term debt outstanding in the amount of $59.0 million compared to $4.4 million as of December 31, 2022. This increase consisted of $30.0 million from the Brunswick Acquisition and $25.0 million related to an additional borrowing entered into by Mid Penn.
Subordinated debt and trust preferred securities totaled $46.4 million as of December 31, 2023 compared to $56.9 million as of December 31, 2022. In April 2023, Mid Penn redeemed $10.0 million subordinated debt issued in December of 2017. See "Note 11 - Subordinated Debt and Trust Preferred Securities", within Item 8, Notes to Consolidated Financial Statements.
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
Shareholders’ equity increased $30.3 million, or 5.9%, to $542.4 million as of December 31, 2023 from $512.1 million as of December 31, 2022, primarily as result of net income, common stock issued to Brunswick shareholders, and restricted stock activity partially offset by a decrease in retained earnings due to the impact of adopting CECL totaling $11.5 million, dividends declared of $13.0 million and share repurchases totaling $4.9 million.
Mid Penn maintained regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2023 and 2022, as follows:

	December 31, 2023	December 31, 2022	Regulatory Minimum for Capital Adequacy
Tier I Leverage Capital (to Average Assets)	8.32%	9.57%	4.00%
Common Equity Tier I (to Risk-Weighted Assets)	9.78	11.18	7.00
Tier I Risk-Based Capital (to Risk-Weighted Assets)	9.78	11.18	8.50
Total Risk-Based Capital (to Risk-Weighted Assets)	11.69	13.19	10.50
As of December 31, 2023 and December 31, 2022, Mid Penn and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
Liquidity
Mid Penn’s objective is to maintain adequate liquidity to meet funding needs at a reasonable cost and to provide contingency plans to meet unanticipated funding needs or a loss of funding sources, while minimizing interest rate risk.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
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
The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the year ended December 31, 2023 provided $51.9 million of cash, mainly due to net income. Cash used in investing activities during the year ended December 31, 2023 was $408.5 million, mainly the result of the net increase in loans. Cash provided by financing activities during the year ended December 31, 2023 totaled $392.5 million, primarily the result of an increase in net deposits. The net cash received from the Brunswick Acquisition totaled $1.1 million.
Contractual Obligations
Mid Penn has substantial aggregate contractual obligations to make future cash payments as of December 31, 2023 as outlined below:

	Total	Payments Due by Period
(Dollars in thousands)		One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	$10,261	$2,432	$3,755	$2,279	$1,795
Finance lease obligation	4,245	252	519	520	2,954
Certificates of deposit	1,515,596	1,226,790	252,193	33,153	3,460
Long-term debt	55,953	35,310	20,611	28	4
Subordinated debt	46,354	—	—	—	46,354
	$1,632,409	$1,264,784	$277,078	$35,980	$54,567
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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Information included elsewhere in this report will assist in the understanding of how Mid Penn is positioned to react to changing interest rates and inflationary trends. In particular, the previously discussed risk factors, the composition of and yields on loans and investments, and the composition and costs of deposits and other interest-bearing liabilities, should be considered.
Off-Balance Sheet Risk
Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures. As of December 31, 2023, commitments to extend credit amounted to $1.5 billion compared to $1.0 billion as of December 31, 2022.
Mid Penn also issues standby letters of credit to its customers. The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers. Standby letters of credit increased to $62.2 million at December 31, 2023, from $57.2 million at December 31, 2022.
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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased by 100, 200, 300, and 400 bp and decreased by 100 bp. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At December 31, 2023, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

The following table reflects the effect of hypothetical changes in interest rates:

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
400	2.1%	≥ -25%
300	1.7%	≥ -20%
200	1.1%	≥ -15%
100	0.6%	≥ -10%
(100)	-0.2%	≥ -10%

MID PENN BANCORP, INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

MID PENN BANCORP, INC.
Management Report on Internal Controls Over Financial Reporting
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2023, the Corporation’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Corporation’s internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Rory G. Ritrievi	/s/ Justin T. Webb
Rory G. Ritrievi	Justin T. Webb
President and	Chief Financial Officer
Chief Executive Officer	March 28, 2024
March 28, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid Penn Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 28, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Emphasis of Matter
As discussed in Note 1 and Note 4 to the financial statements, the Company has changed its method of accounting for allowance for credit losses in the year ended December 31, 2023, due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326).

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As described in Note 1 and Note 4 to the financial statements, the Company’s allowance for credit losses (ACL) on loans is established through a provision for credit losses on loans and represents management’s estimate of all expected credit losses over the expected contractual life of the Company’s loan portfolio. The methodology for estimating the amount of expected credit losses reported in the ACL on loans has two basic components: a collective, or pooled, component for estimated expected credit losses for pools of loans that share similar risk characteristics, and an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. In estimating the ACL on loans for the collective component, loans are segregated into loan pools based on loan purpose codes and similar risk characteristics. The ACL on loans as of December 31, 2023 was $34.2 million, which consists of an ACL on loans collectively evaluated for credit losses of $33.1 million and an ACL on loans individually evaluated for credit losses of $1.1 million.

The Company estimates the collective ACL on loans utilizing a discounted cash flow (DCF) methodology applied to portfolio segments and their loan pools segregated by similar risk characteristics. The Company’s DCF methodology adjusts loan level contractual cash flows for probability of default and loss given default and prepayment and curtailment rate assumptions to calculate expected future cash flows. A correlation between the selected macroeconomic indicators of national unemployment rate and GDP and historic loss levels, adjusted to include representative peer group loss experience, was developed to predict loss expectations based on current economic conditions and a reasonable and supportable forecast period. At the end of the reasonable and supportable forecast period, the Company reverts to the long-term mean of the macroeconomic indicator. For the December 31, 2023 ACL on loans, the Company determined that reasonable and supportable forecasts could be made for a twelve-month period and used a reversion period of four quarters reverting to the historical mean on a straight-line basis. The Company also calculates a qualitative portion of the ACL, which is based on general economic conditions and other internal and external factors affecting Mid Penn’s loan portfolio. At December 31, 2023 qualitative factors considered for the ACL on loans included concentrations of credit, lending process, and peer group divergence.

We identified the adjustments to historical losses, both as it relates to the economic forecast selection and the qualitative factors, within the Company’s ACL on loans calculation as a critical audit matter as auditing the underlying adjustments required significant auditor judgment in the evaluation of the Company’s assumptions.

Our audit procedures related to the Company’s adjustments to historical loss information component of the ACL on loans included the following, among others:

•We obtained an understanding of the relevant controls related to the ACL on loans and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of the ACL on loans calculation, management’s assessment and review of the adjustments to historical loss information component of the ACL on loans for current conditions and forecasted scenarios and management’s validation of underlying source data.
•We tested management’s calculation of adjustments to historical loss information within the ACL on loans calculation by:
◦Agreeing calculation inputs to the Company’s internal and external source data, including for current and forecasted conditions;
◦Verifying the mathematical accuracy of the calculation of adjustments to historical loss information; and
◦Evaluating whether adjustments to historical loss information within the ACL on loans, or lack thereof, were reasonable and consistent with Company provided internal data and external independent data, including data related to current and forecasted periods.
•We assessed the reasonableness of management’s calculated changes in adjustments to historical loss information within the ACL on loans calculation by:
◦Evaluating the magnitude and directional consistency of changes, or lack thereof, in the level of adjustments to historical loss information between periods; and
◦Evaluating whether management’s conclusions were reasonable and consistent with Company provided internal data and external independent data, including data related to current and forecasted periods.
•We agreed management’s calculated adjustments to historical loss information to the ACL on loans calculation.

Business Combination – Valuation of the Acquired Loan Portfolio
As described in Note 2 to the financial statements, on May 19, 2023, the Company completed its acquisition of Brunswick Bancorp (Brunswick). The Company recorded $12.8 million of goodwill as a result of the acquisition, which represents the excess of the purchase price over the fair value of net assets acquired using the acquisition method of accounting. As part of the acquisition, the Company acquired $324.5 million in loans. Acquired loans are initially recorded at their acquisition-date fair values. The Company prepared loan fair value adjustments that it believed a market participant might employ in estimating the fair value for the acquired loan portfolio. This analysis was performed for loans with signs of credit deterioration (purchase credit deteriorated loans (PCD)) as well as those without signs of credit deterioration (non-PCD loans). The acquired non-PCD loan portfolio was recorded at an estimated fair value of $308.2 million at the acquisition date without carryover of Brunswick’s previously established ACL on loans. Determining the fair value of acquired loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. The market rate adjustment represents the movement in market interest rates, irrespective of credit adjustments, compared to the contractual rates of the acquired loans. The credit adjustment made on pools of homogeneous loans represents the changes in credit quality of the underlying borrowers from loan inception to the acquisition date.

We identified the fair value of acquired non-PCD loans as a critical audit matter, because of the judgments necessary to determine the fair value of the loans, the high degree of auditor judgment involved and the extensive audit effort involved in testing management estimates and assumptions, including the use of valuation specialists. The fair value determination of acquired loans requires a significant amount of judgment by management and involves a higher degree of subjectivity than do the other assets and liabilities acquired.

Our audit procedures related to the valuation of the acquired non-PCD loan portfolio included the following, among others:

•We obtained an understanding of the relevant controls related to the estimated fair value of non-PCD loans acquired in the current year and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of assumptions such as interest rate risk, credit risk, discount rates, expected payments and prepayments, and liquidity premiums.
•We tested the completeness and accuracy of the data inputs used in the non-PCD loans estimated fair value calculations by comparing the data to source documents and external information sources.
•We utilized internal valuation specialists to assist in testing management’s methodologies and techniques for appropriateness, as well as evaluating significant assumptions by comparing the data to source documents provided by the Company, obtaining comparative information from external sources and performing mathematical accuracy checks.
•We utilized internal valuation specialists to assist in evaluating significant assumptions such as interest rate risk, credit risk, discount rates, expected payments and prepayments, and liquidity premiums.

Goodwill Impairment – Fair Value of Reporting Unit
As described in Note 6 of the financial statements, the Company’s goodwill balance was $127.0 million as of December 31, 2023. Goodwill is evaluated annually for impairment or at interim periods if certain events occur which may cause the fair value of the reporting unit to fall below its carrying amount. The Company estimates the fair value of the single reporting unit by making significant estimates and assumptions considering a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and current market data.

We identified the impairment assessment of goodwill as a critical audit matter due to the complexity of the analysis and certain significant assumptions such as projected cash flows, discount and growth rates, control premiums and comparable public companies. Auditing management’s assumptions required a high degree of auditor judgement, subjectivity, and increased audit effort, including the use of internal specialists.

Our audit procedures related to the evaluation of goodwill impairment included the following, among others:

•We obtained an understanding of the relevant controls related to the assessment of goodwill impairment and test such controls for design and operating effectiveness, including controls over management’s preparation of cash flow projections and review of significant assumptions such as discount rate and long-term growth rate.
•We tested the completeness and accuracy of the underlying data used in the fair value estimates by agreeing Company financial data to internal records and using valuation specialists to obtain market data for a population of comparable companies.
•We evaluated management’s cash flow projections and significant assumptions considered within the business plan by considering the current and past performance of the Company and the consideration of the Company’s ability to meet financial projections.
•We utilized internal specialists who assisted in the following, among others:
◦Evaluating the discount rate by comparing to publicly available market data.
◦Evaluating the reasonableness and application of the methodologies used by management including the income approach and the market approach and the reasonableness of the control premium by reviewing publicly available market data and comparing it to management’s estimate of the control premium used by management.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Philadelphia, Pennsylvania
March 28, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid Penn Bancorp, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Mid Penn Bancorp, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 28, 2024 expressed an unqualified opinion.

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

/s/ RSM US LLP

Philadelphia, Pennsylvania
March 28, 2024

MID PENN BANCORP, INC.	Consolidated Balance Sheets

(In thousands, except per share data)	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$45,435	$53,368
Interest-bearing balances with other financial institutions	34,668	4,405
Federal funds sold	16,660	3,108
Total cash and cash equivalents	96,763	60,881
Investment securities:
Held to maturity, at amortized cost (fair value $357,521 and $348,505)	399,128	399,494
AFS, at fair value	223,555	237,878
Equity securities available for sale, at fair value	438	430
Loans held for sale, at fair value	3,855	2,475
Loans, net of unearned interest	4,252,792	3,514,119
Less: ACL - Loans	(34,187)	(18,957)
Net loans	4,218,605	3,495,162

Premises and equipment, net	36,909	34,471
Operating lease right of use asset	8,953	8,798
Finance lease right of use asset	2,727	2,907
Cash surrender value of life insurance	54,497	50,674
Restricted investment in bank stocks	16,768	8,315
Accrued interest receivable	25,820	18,405
Deferred income taxes	24,146	13,674
Goodwill	127,031	114,231
Core deposit and other intangibles, net	6,479	7,260
Foreclosed assets held for sale	293	43
Other assets	44,825	42,856
Total Assets	$5,290,792	$4,497,954

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$801,312	$793,939
Interest-bearing transaction accounts	2,086,450	2,325,847
Time	1,458,450	658,545
Total Deposits	4,346,212	3,778,331

Short-term borrowings	241,532	102,647
Long-term debt	59,003	4,409
Subordinated debt	46,354	56,941
Operating lease liability	9,285	9,725
Accrued interest payable	14,257	2,303
Other liabilities	31,799	31,499
Total Liabilities	4,748,442	3,985,855

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized; 16,998,929 issued at December 31, 2023 and 16,094,486 at December 31, 2022; 16,573,707 outstanding at December 31, 2023 and 15,886,143 at December 31, 2022	16,999	16,094
Additional paid-in capital	405,725	386,987
Retained earnings	145,982	133,114
Accumulated other comprehensive loss	(16,637)	(19,216)
Treasury Stock, at cost; 425,222 and 208,343 shares at December 31, 2023 and December 31, 2022	(9,719)	(4,880)
Total Shareholders’ Equity	542,350	512,099
Total Liabilities and Shareholders' Equity	$5,290,792	$4,497,954
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2023	2022	2021
INTEREST INCOME
Loans, including fees	$218,060	$150,256	$118,776
Investment securities:
Taxable	16,005	11,952	2,602
Tax-exempt	1,540	1,497	1,122
Other interest-bearing balances	361	69	13
Federal funds sold	373	1,826	809
Total Interest Income	236,339	165,600	123,322
INTEREST EXPENSE
Deposits	79,295	14,144	11,327
Short-term borrowings	7,087	441	539
Long-term and subordinated debt	2,984	3,182	2,888
Total Interest Expense	89,366	17,767	14,754
Net Interest Income	146,973	147,833	108,568
Provision for credit losses - loans	3,295	4,300	2,945
Net Interest Income After Provision for Credit Losses - Loans	143,678	143,533	105,623
NONINTEREST INCOME
Fiduciary and wealth management	5,059	5,071	2,494
ATM debit card interchange	4,019	4,362	2,688
Service charges on deposits	1,943	2,078	991
Mortgage banking	1,353	1,607	10,314
Mortgage hedging	324	1,471	64
Net gain on sales of SBA loans	571	262	969
Earnings from cash surrender value of life insurance	1,112	1,013	358
Net gain on sales of investment activities	—	—	79
Other	5,627	7,793	3,576
Total Noninterest Income	20,008	23,657	21,533
NONINTEREST EXPENSE
Salaries and employee benefits	59,345	52,601	41,711
Software licensing and utilization	7,927	7,524	6,332
Occupancy, net	7,349	6,900	5,527
Equipment	5,121	4,493	3,101
Shares tax	2,713	2,786	800
Legal and professional fees	2,945	2,761	1,979
ATM/card processing	2,108	2,139	1,053
Intangible amortization	1,780	2,012	1,180
FDIC Assessment	3,500	1,594	1,888
Gain on sale of foreclosed assets, net	(144)	(133)	(25)
Merger and acquisition	5,544	294	3,067
Post-acquisition restructuring	2,952	329	9,880
Other	17,852	16,543	14,612
Total Noninterest Expense	118,992	99,843	91,105
INCOME BEFORE PROVISION FOR INCOME TAXES	44,694	67,347	36,051
Provision for income taxes	7,297	12,541	6,732
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$37,397	$54,806	$29,319

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$2.29	$3.44	$2.71
Diluted Earnings Per Common Share	$2.29	$3.44	$2.71
Weighted-average basic shares outstanding	16,319,006	15,912,877	10,806,009
Weighted-average diluted shares outstanding	16,350,963	15,934,635	10,819,579
The accompanying notes are an integral part of these Consolidated Financial Statements

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(In Thousands)	2023	2022	2021
Net income	$37,397	$54,806	$29,319

Other comprehensive loss:

Unrealized gains (losses) arising during the period on available for sale securities, net of income tax (cost) benefit of ($144), $5,070 and $50, respectively (1)	1,988	(19,072)	(190)

Reclassification adjustment for net gain on sales of available-for-sale securities included in net income, net of income tax benefit of $0, $0 and $17, respectively (1), (2)	—	—	(62)

Unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges, net of income tax benefit of ($236), $0, and $0, respectively (1)	820	—	—

Change in defined benefit plans, net of income tax benefit (cost) of $56, $78 and ($136), respectively (1), (3)	(212)	(294)	511

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax cost $5, $2 and $12, respectively (1), (4)	(17)	(8)	(44)

Total other comprehensive income (loss)	2,579	(19,374)	215

Total comprehensive income	$39,976	$35,432	$29,534
(1)The income tax impacts of the components of other comprehensive income are calculated using the 21% statutory tax rate for 2023, 2022 and 2021.
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
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2021	8,511,835	$8,512	$178,853	$70,175	$(57)	$(1,795)	$255,688

Net income	—	—	—	29,319	—	—	29,319
Total other comprehensive loss, net of taxes	—	—	—	—	215	—	215
Common stock cash dividends declared - $0.79 per share	—	—	—	(8,451)	—	—	(8,451)
Common shares issued through follow-on public offering, net of underwriting discounts and offering expenses (1)	2,990,000	2,990	67,248	—	—	—	70,238
Common stock issued to Riverview shareholders (2)	4,519,776	4,520	137,672	—	—	—	142,192
Repurchased stock (5,800 shares)	—	—	—	—	—	(128)	(128)
Employee Stock Purchase Plan	6,066	6	166	—	—	—	172
Director Stock Purchase Plan	4,771	5	130	—	—	—	135
Restricted stock activity	23,834	23	673	—	—	—	696
Balance, December 31, 2021	16,056,282	$16,056	$384,742	$91,043	$158	$(1,923)	$490,076

Net income	—	—	—	54,806	—	—	54,806
Total other comprehensive income, net of taxes	—	—	—	—	(19,374)	—	(19,374)
Common stock cash dividends declared - $0.80 per share	—	—	—	(12,735)	—	—	(12,735)
Riverview restricted stock (3)	—	—	776	—	—	—	776
Repurchased stock (109,891 shares)	—	—	—	—	—	(2,957)	(2,957)
Employee Stock Purchase Plan	7,152	7	193	—	—	—	200
Director Stock Purchase Plan	5,876	6	159	—	—	—	165
Restricted stock activity	25,176	25	1,117	—	—	—	1,142
Balance, December 31, 2022	16,094,486	$16,094	$386,987	$133,114	$(19,216)	$(4,880)	$512,099

Net income	—	—	—	37,397	—	—	37,397
Total other comprehensive loss, net of taxes	—	—	—	—	2,579	—	2,579
Common stock cash dividends declared - $0.80 per share	—	—	—	(12,981)	—	—	(12,981)
Common stock issued to Brunswick shareholders (5)	849,510	850	17,245	—	—	—	18,095
Impact of adopting CECL (4)	—	—	—	(11,548)	—	—	(11,548)
Repurchased stock (216,879 shares) (6)	—	—	(37)	—	—	(4,839)	(4,876)
Employee Stock Purchase Plan	13,459	13	290	—	—	—	303
Director Stock Purchase Plan	7,884	8	171	—	—	—	179
Restricted stock activity	33,590	34	1,069	—	—	—	1,103
Balance, December 31, 2023	16,998,929	$16,999	$405,725	$145,982	$(16,637)	$(9,719)	$542,350
(1)Shares issued in offering were net of expenses of $4.6 million.
(2)Shares issued as a result of the acquisition of Riverview Financial Corporation ("Riverview").
(3)Additionally, 2,500 shares of restricted stock were paid out in cash resulting in $776 thousand of cash consideration relating to stock awards.
(4)The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" effective January 1, 2023. See "Note 1 - Summary of Significant Accounting Policies" for further details.
(5)Shares issued as a result of the acquisition of Brunswick Bancorp ("Brunswick"). See "Note 2 - Business Combinations", to the Consolidated Financial Statements for more information.
(6)Includes tax effects of repurchased stock.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(In thousands)	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net Income	$37,397	$54,806	29,319
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	3,295	4,300	2,945
Depreciation	4,900	4,283	3,316
Amortization of intangibles	1,780	2,012	1,180
Net amortization of security discounts/premiums	472	729	636
Noncash operating lease expense	1,945	1,755	1,698
Amortization of finance lease right of use asset	180	180	180
Loss (gain) on sales of investment securities	—	—	(79)
Earnings on cash surrender value of life insurance	(1,112)	(1,013)	(358)
Mortgage loans originated for sale	(82,714)	(138,611)	(316,849)
Proceeds from sales of mortgage loans originated for sale	82,687	149,257	341,155
Gain on sale of mortgage loans	(1,353)	(1,607)	(10,314)
SBA loans originated for sale	(11,211)	(5,310)	(10,890)
Proceeds from sales of SBA loans originated for sale	10,640	5,571	11,859
Gain on sale of SBA loans	(571)	(262)	(969)
Gain (Loss) on sale of property, plant, and equipment	—	938	(105)
Gain on sale or write-down of foreclosed assets	(144)	(133)	(25)
Write-off of bank premises and equipment held for sale	—	705	—
Accretion of subordinated debt	(587)	(555)	—
Stock compensation expense	1,103	1,142	696
Change in deferred income tax benefit	(1,551)	2,262	484
Fair value adjustment on equity investments	—	70	—
Increase accrued interest receivable	(6,244)	(7,080)	3,562
Decrease (Increase) in other assets	9,736	(13,261)	(4,321)
Increase (decrease) in accrued interest payable	10,043	510	(655)
Decrease in operating lease liability	(2,540)	(3,136)	(1,781)
(Decrease) Increase in other liabilities	(4,214)	2,439	15,215
Net Cash Provided By Operating Activities	51,937	59,991	65,899

Investing Activities:
Proceeds from the sale of available-for-sale securities	1,751	—	5,178
Proceeds from the maturity or call of available-for-sale securities	16,611	14,574	2,856
Purchases of available-for-sale securities	—	(213,976)	(65,192)
Proceeds from the maturity or call of held-to-maturity securities	10,490	14,942	42,416
Purchases of held-to-maturity securities	—	(85,664)	(243,987)
Stock dividends of FHLB and other bank stock	864	289	345
(Purchases) reduction of restricted investment in bank stock	(9,317)	530	324
Net cash received from acquisition	1,068	(901)	315,287
Net increase in loans	(424,535)	(411,800)	115,367
Purchases of bank premises and equipment	(2,770)	(4,249)	(3,497)
Proceeds from the sale of premises and equipment	—	220	62
Proceeds from the sale of foreclosed assets	1,256	242	212
Proceeds from bank-owned life insurance	774	—	—
Gain on bank-owned life insurance	(125)	—	—
Net change in investments in tax credits and other partnerships	(4,588)	—	—
Net cash paid on branch sale	—	(18,918)	—
Net Cash (Used In) Provided by Investing Activities	(408,521)	(704,711)	169,371

Financing Activities:
Net increase (decrease) in deposits	286,498	(202,607)	446,045

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

Proceeds from long-term debt	25,000	—	—
Common stock dividends paid	(12,981)	(12,735)	(8,872)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	482	364	307
Proceeds from follow-on common stock public offering (3)	—	—	70,238
Treasury stock purchased	(4,876)	(2,957)	(128)
Riverview restricted stock (1)	—	776	—
Net change in finance lease liability	(93)	(90)	(87)
Net change in short-term borrowings	138,885	102,647	(125,617)
Long-term debt repayment	(30,449)	(76,771)	(258)
Subordinated debt redemption and trust preferred securities	(10,000)	(16,778)	(6,870)
Net Cash Provided by (Used In) Financing Activities	392,466	(208,151)	374,758

Net increase (decrease) in cash and cash equivalents	35,882	(852,871)	610,028
Cash and cash equivalents, beginning of period	60,881	913,752	303,724
Cash and cash equivalents, end of period	$96,763	$60,881	$913,752

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$77,413	$17,255	$14,970
Cash paid for income taxes	7,965	7,552	6,950

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$2,100	$—	$1,944
Recognition of operating lease liabilities	2,100	1,498	1,944
Obsolete Riverview asset write-off	—	705	—
Loans transferred to foreclosed assets held for sale	1,362	152	53
Common Stock issued to Riverview Shareholders	—	—	4,520
Carrying value of assets sold in branch sale	—	2,159	—
Liabilities assigned in branch sale	—	21,076	—
Fair value of assets acquired in business combination, excluding cash (2)	362,070	—	905,847
Goodwill recorded (2)	12,800	—	50,995
Liabilities assumed in business combination (2)	345,043	—	1,129,937
Stock issued in business combination (2)	18,095	—	—
(1)Additionally, 2,500 shares of restricted stock were paid out in cash resulting in $776 thousand of cash consideration relating to stock awards.
(2)This disclosure includes the impact of the Brunswick Acquisition on May 19, 2023. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.
(3)Shares issued in offering were net of expenses of $4.6 million.
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
Basis of Presentation
For all periods presented, the accompanying Consolidated Financial Statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and four nonbank subsidiaries, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC and MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of December 31, 2023, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
For comparative purposes, the December 31, 2022 and December 31, 2021 balances have been reclassified, when necessary, to conform to the 2023 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature.
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2023, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.
The accounting and reporting policies of Mid Penn conform with accounting principles generally accepted in the United States ("GAAP") and to general practice within the financial industry. Following is a description of the more significant accounting policies.
Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
Material estimates subject to significant change include the allowance for credit losses, the expected cash flows and collateral values associated with loans that are individually evaluated for credit losses, the carrying value of other real estate owned ("OREO"), the fair value of financial instruments, business combination fair value computations, the valuation of goodwill and other intangible assets, stock-based compensation and deferred income tax assets.
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

MID PENN BANCORP, INC.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. It is the Corporation’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs in estimating fair value. Unobservable inputs are utilized in determining fair value estimates only to the extent that observable inputs are not available. The need to use unobservable inputs generally results from a lack of market liquidity and trading volume. Transfers between levels of fair value hierarchy are recorded at the end of the reporting period.
Cash and Cash Equivalents - For purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, balances due from banks, and federal funds sold, all of which mature within ninety days.
Restrictions on Cash and Due from Bank Accounts - The Bank is required by banking regulations to maintain certain minimum cash reserves. As of both December 31, 2023 and 2022, there was no cash reserve balances required to be maintained at the Federal Reserve Bank of Philadelphia because the Bank had sufficient vault cash available.
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
Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income over the period to maturity of the related security using the effective interest method. Realized gains or losses on the sale of securities are determined using the specific identification method.
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

MID PENN BANCORP, INC.
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
At December 31, 2023, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At December 31, 2023, accrued interest receivable totaled $1.3 million for AFS securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
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

MID PENN BANCORP, INC.
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
At December 31, 2023, Mid Penn’s HTM securities totaled $399.1 million. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at December 31, 2023.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At December 31, 2023, accrued interest receivable totaled $1.9 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
At December 31, 2023, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at December 31, 2023.
Equity Securities - The Corporation reports its equity securities with readily determinable fair values at fair value on the Consolidated Balance Sheet, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income. As of December 31, 2023 and 2022, Mid Penn’s equity securities consisted of Community Reinvestment Act funds totaling $438 thousand and $430 thousand, respectively. No equity securities were sold during the years ended December 31, 2023, 2022 and 2021.
Federal Home Loan Bank ("FHLB") and Atlantic Community Bankers' Bank ("ACBB") Stock - The Bank is a member of the FHLB and the ACBB and is required to maintain an investment in the stock of the FHLB and ACBB. No market exists for these stocks, and the Bank’s investment can be liquidated only through redemption by the FHLB or ACBB, at the discretion of and subject to conditions imposed by the FHLB and ACBB. Historically, FHLB and ACBB stock redemptions have been at cost (par value), which equals the Corporation’s carrying value. The Corporation monitors its investment in FHLB and ACBB stock for impairment through review of recent financial results of the FHLB and ACBB including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Corporation has not identified any indicators of impairment of FHLB or ACBB stock. During the years ended December 31, 2023, 2022, and 2021 dividends received from the FHLB totaled $864 thousand, $289 thousand, and $345 thousand respectively.
Investment in Limited Partnership - Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania. The carrying value of Mid Penn’s investment in the limited partnership was $15 thousand at December 31, 2023 and $58 thousand at December 31, 2022, net of amortization, using the straight-line method and is reported in other assets on the Consolidated Balance Sheets. Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.
Mid Penn also owns a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania. The total investment in this limited partnership, net of amortization, was $4.5 million and $5.2 million on December 31, 2023 and December 31, 2022, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet. All of the units qualified for Federal Low-Income Housing Tax Credits ("LIHTCs") as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment is $7.6 million, and the investment was fully funded within a three-year period beginning in 2019 and ending during the first quarter of 2021. The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period using the cost amortization method which began upon commencement of operations of the facility in December 2020. The project was formally awarded $8.5 million in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2020 through November 2029. Mid Penn received low-income housing tax credits related to this project of $1.3 million for the tax year ended December 31, 2023 and $853 thousand for both of the tax years ended December 31, 2022 and 2021.
Loans Held for Sale - During the third quarter of 2021, the Corporation made the election to measure mortgage loans held for sale at fair value. Derivative financial instruments related to mortgage banking activities are also recorded at fair value, as detailed under the heading "Mortgage Banking Derivative Financial Instruments," below. The Corporation determines

MID PENN BANCORP, INC.
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
Acquired Loans - At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, Mid Penn takes into consideration loan grades, past due and nonaccrual

MID PENN BANCORP, INC.
status. Mid Penn may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, and number of times past due. At the purchase or acquisition date, the amortized cost basis of PCD loans is equal to the purchase price and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans has no impact on net income. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the PCL. For purchased loans that are not deemed to have experienced more than insignificant credit deterioration since origination and are therefore not deemed PCD, any discounts or premiums included in the purchase price are accreted (or amortized) over the contractual life of the individual loan.
Loans are charged off against the ACL, with any subsequent recoveries credited back to the ACL account. Expected recoveries may not exceed the aggregate of amounts previously charged off and expected to be charged off.
The balance of loans acquired included in the balance of loans, net of unearned interest, on the Consolidated Balance Sheets totaled $324.5 million and $768.5 million as of December 31, 2023 and December 31, 2022, respectively.
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
Generally, a non-accrual loan that is restructured remains on non-accrual for a reasonable period of time (generally, at least six consecutive months) to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a non-accrual loan.
Modifications to Borrowers Experiencing Financial Difficulty - From time to time, we may modify certain loans to borrowers who are experiencing financial difficulty. In some cases, these modifications may result in new loans. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, or a combination thereof, among other things.
Allowance for Credit Losses, effective January 1, 2023 - Mid Penn’s ACL - loans methodology is based upon guidance within FASB ASC Subtopic 326-20, as well as regulatory guidance from the FDIC, its primary federal regulator. The ACL - loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the loan portfolio is continuously monitored by management and is reflected within the ACL - loans. The ACL - loans is an estimate of expected losses inherent within Mid Penn’s existing loan portfolio. The ACL - loans is adjusted through the PCL and reduced by the charge off of loan amounts, net of recoveries.
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

MID PENN BANCORP, INC.
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
The commercial and industrial loan portfolio segment includes commercial loans made to many types of businesses for various purposes, such as short-term working capital loans that are usually secured by accounts receivable and inventory, equipment and fixed asset purchases that are secured by those assets, and term financing for those within Mid Penn’s geographic markets. Mid Penn’s credit underwriting process for commercial and industrial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information, and evaluation of underlying collateral to support the credit.
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

MID PENN BANCORP, INC.
•Concentrations of credit
•Peer Group Divergence
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

Allowance for Loan Losses - Prior to January 1, 2023 - The allowance for credit losses consists of the allowance for loan losses ("allowance"), and the reserve for unfunded lending commitments. The allowance represents management’s estimate of losses inherent in the loan portfolio as of the balance sheet date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the Consolidated Balance Sheet.

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

MID PENN BANCORP, INC.
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

MID PENN BANCORP, INC.
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
Bank Premises and Equipment Held For Sale - Bank premises and equipment designated as held for sale are included in Other Assets on the Balance Sheet, and are carried at the lower of cost or market value, and totaled $974 thousand and $1.3 million at December 31, 2023 and 2022, respectively. The balance at December 31, 2022 related to the December 7, 2021 announcement of a Retail Network Optimization Plan pursuant to which the Bank announced its intention to close

MID PENN BANCORP, INC.
certain retail locations throughout its expanded footprint. The branch closures occurred on about March 4, 2022. As of December 31, 2023, two properties remained for sale.
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
Bank-Owned Life Insurance ("BOLI") - Mid Penn is the owner and beneficiary of BOLI policies on current and former Mid Penn directors, as well as BOLI policies acquired through the Phoenix, First Priority and Riverview acquisitions covering certain former Miners Bank, First Priority, and Riverview employees. These policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable. Increases in the cash surrender value of these policies are included in noninterest income in the Consolidated Statements of Income. The Corporation's BOLI policies are invested in general account and hybrid account products that have been underwritten by highly-rated third party insurance carriers.
Mid Penn is also party to certain Split-Dollar Life Insurance Arrangements, and in accordance with GAAP, has accrued a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and a liability for the future death benefit.
Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of October 31 of each year. The Corporation has one reporting unit, community banking, which includes the Bank, the Corporation’s wholly-owned banking subsidiary. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we consider a number of factors including operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Bank did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 31, 2023.
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
Customer list intangibles are a measure of the inherent value of certain customer arrangements acquired in business combinations. The fair value of the customer list is based on the income approach which employs a present value analysis, which calculates the expected after-tax cash flow benefits of the net revenues generated by the acquired customers over the expected life of the acquired customers, discounted at a long-term market-oriented after-tax rate of return on investment. The value assigned to the acquired customers represents the future economic benefit from acquiring the customers (net of operating expenses). The customer list is amortized over a 20-year projection period, a sufficient time to capture the economic value of the customer list given an assumed customer attrition rate.
The Corporation evaluates such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable. If an impairment loss is determined to exist, the loss is reflected as an impairment charge in the Consolidated Statements of Income for the period in which such impairment is identified. No impairment charges were required for the years ended December 31, 2023, 2022, or 2021.
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

MID PENN BANCORP, INC.
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
Revenue Recognition - Mid Penn recognizes revenue when earned based upon contractual terms, as transactions occur, or as related services are provided and collectability is reasonably assured. The largest source of revenue for Mid Penn is interest income. Noninterest income is earned from various banking and financial services that Mid Penn offers through its

MID PENN BANCORP, INC.
subsidiaries. In certain circumstances, noninterest income is reported net of associated expenses. Following is further detail on the various types of noninterest income Mid Penn earns and when it recognized:
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

MID PENN BANCORP, INC.
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
The Corporation is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods. Management believes it is no longer subject to income tax examinations for years prior to 2020.
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

MID PENN BANCORP, INC.
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
Cash Flow Hedges of Interest Rate Risk

Mid Penn’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, Mid Penn primarily uses interest rate swaps as part of its interest rate risk management strategy. Beginning in the first quarter of 2023, Mid Penn entered into interest rate swaps designated as cash flow hedges to hedge the cash flows associated with existing brokered CDs.

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
Mortgage Banking Derivative Financial Instruments
In connection with its mortgage banking activities, Mid Penn entered into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, Mid Penn entered into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may have also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. The amount necessary to settle each interest rate lock was based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. As of December 31, 2023. Mid Penn no longer participates in mortgage banking derivative activities.
Recent Accounting Pronouncements
Accounting Standards Adopted
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

MID PENN BANCORP, INC.
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
ASU 2023-07: The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
ASU 2023-07 amends the ASC to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.

ASU 2023-09: The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

Note 2 -    Business Combinations
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
Mid Penn has recognized total goodwill of $12.8 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of the consideration exchanged related to Mid Penn’s common stock was calculated based upon the closing market price of Mid Penn’s common stock as of May 19, 2023. None of the goodwill recognized is expected to be deductible for income tax purposes.

MID PENN BANCORP, INC.
Mid Penn incurred expenses related to the Brunswick Acquisition of $8.5 million for the year ended December 31, 2023, which is included in noninterest expense in the Consolidated Statements of Income.

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. Mid Penn considers various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. As part of the Brunswick Acquisition, Mid Penn acquired PCD loans and leases of $18.7 million. Mid Penn established an ACL at acquisition of $336 thousand with a corresponding gross-up to the amortized cost of the PCD loans and leases. The non-credit discount on the PCD loans and leases was $2.4 million and the Day 1 fair value was $16.3 million. The initial provision expense for non-PCD loans associated with the Brunswick Acquisition was $2.0 million.

MID PENN BANCORP, INC.

Estimated fair values of the assets acquired and liabilities assumed in the Brunswick Acquisition as of the closing date are as follows:

(In thousands)
Assets acquired:
Cash and cash equivalents	$21,029
Federal funds sold	7,604
Investment securities	2,423
Loans	324,471
Goodwill	12,800
Core deposit intangible	999
Premises and equipment	4,568
Cash surrender value of life insurance	3,361
Deferred income taxes	6,393
Accrued interest receivable	1,171
Other assets	5,884
Total assets acquired	390,703
Liabilities assumed:
Deposits:
Noninterest-bearing demand	60,888
Interest-bearing demand	11,767
Money Market	47,362
Savings	14,203
Time	147,163
Long-term debt	60,136
Accrued interest payable	1,911
Other liabilities	1,613
Total liabilities assumed	345,043

Consideration paid	$45,660

Cash paid	$27,565
Fair value of common stock issued	18,095
During the fourth quarter of 2023, Management made corrections to certain balance sheet line items associated with Mid Penn's acquisition of Brunswick Bancorp. These corrections include a $2.4 million decrease to Goodwill, a $2.0 million increase to Other Assets, and a $1.2 million decrease to non-interest bearing deposits. Management has completed its evaluation of fair values of all assets and liabilities shown in the table above and all amounts are considered final.

MID PENN BANCORP, INC.
Pro Forma Income Statement (unaudited)
The following table presents pro forma information as if the merger between Mid Penn and Brunswick had been completed on January 1, 2021. The pro forma information does not necessarily reflect the results of operations that would have occurred had Mid Penn merged with Brunswick at the beginning of 2021. The pro forma financial information does not include the impact of possible business model changes, nor does it consider any potential impacts of current market conditions or revenues, expense efficiencies, or other factors.

	For the Year Ended December 31,
(In thousands, except per share data)	2022	2021
Net interest income after loan loss provision	$156,258	$117,015
Noninterest income	24,834	23,327
Noninterest expense	108,481	99,581
Net income	58,659	32,686
Net income per common share	3.69	2.05

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

MID PENN BANCORP, INC.
At December 31, 2023, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At December 31, 2023, accrued interest receivable totaled $1.3 million for AFS securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
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
At December 31, 2023, Mid Penn’s HTM securities totaled $399.1 million. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at December 31, 2023.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At December 31, 2023, accrued interest receivable totaled $1.9 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
At December 31, 2023, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at December 31, 2023.

MID PENN BANCORP, INC.
The amortized cost and fair value on investment securities as of December 31 are as follows:

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,637	$—	$988	$35,649
Mortgage-backed U.S. government agencies	169,184	—	16,501	152,683
State and political subdivision obligations	4,332	—	686	3,646
Corporate debt securities	35,733	—	4,156	31,577
Total available-for-sale debt securities	$245,886	$—	$22,331	$223,555
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,805	$2	$28,676	$217,131
Mortgage-backed U.S. government agencies	43,818	—	5,523	38,295
State and political subdivision obligations	84,035	11	6,486	77,560
Corporate debt securities	25,470	—	935	24,535
Total held-to-maturity debt securities	399,128	13	41,620	357,521
Total	$645,014	$13	$63,951	$581,076

	December 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,528	$—	$1,614	$34,914
Mortgage-backed U.S. government agencies	185,993	—	19,078	166,915
State and political subdivision obligations	4,354	—	815	3,539
Corporate debt securities	35,467	—	2,957	32,510
Total available-for-sale debt securities	$262,342	$—	$24,464	$237,878
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,671	$—	$34,834	$210,837
Mortgage-backed U.S. government agencies	50,710	—	6,676	44,034
State and political subdivision obligations	87,125	—	8,345	78,780
Corporate debt securities	15,988	—	1,134	14,854
Total held-to-maturity debt securities	399,494	—	50,989	348,505
Total	$661,836	$—	$75,453	$586,383
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
Investment securities having a fair value of $380.3 million at December 31, 2023, and $338.8 million at December 31, 2022, were pledged primarily to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $153.5 million as of December 31, 2023 and $189.0 million as of December 31, 2022.

MID PENN BANCORP, INC.
The following table presents gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023 and 2022.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2023	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	19	$35,649	$988	19	$35,649	$988
Mortgage-backed U.S. government agencies	1	4,015	26	92	148,668	16,475	93	152,683	16,501
State and political subdivision obligations	—	—	—	8	3,646	686	8	3,646	686
Corporate debt securities	1	410	90	17	31,167	4,066	18	31,577	4,156
Total available-for-sale debt securities	2	4,425	116	136	219,130	22,215	138	223,555	22,331

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	1	2,002	—	144	215,129	28,676	145	217,131	28,676
Mortgage-backed U.S. government agencies	—	—	—	64	38,295	5,523	64	38,295	5,523
State and political subdivision obligations	25	8,729	63	170	68,831	6,423	195	77,560	6,486
Corporate debt securities	1	936	57	14	23,599	878	15	24,535	935
Total held-to-maturity debt securities	27	11,667	120	392	345,854	41,500	419	357,521	41,620
Total	29	$16,092	$236	528	$564,984	$63,715	557	$581,076	$63,951

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2022	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	19	$34,914	$1,614	—	$—	$—	19	$34,914	$1,614
Mortgage-backed U.S. government agencies	69	131,879	11,876	24	35,036	7,202	93	166,915	19,078
State and political subdivision obligations	6	2,521	671	2	1,018	144	8	3,539	815
Corporate debt securities	12	25,063	2,153	4	4,196	804	16	29,259	2,957
Total available-for-sale securities	106	194,377	16,314	30	40,250	8,150	136	234,627	24,464

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	54	84,946	10,093	91	125,891	24,741	145	210,837	34,834
Mortgage-backed U.S. government agencies	40	13,866	1,071	24	30,168	5,605	64	44,034	6,676
State and political subdivision obligations	185	73,735	7,413	18	4,616	932	203	78,351	8,345
Corporate debt securities	4	5,721	317	5	5,182	817	9	10,903	1,134
Total held to maturity securities	283	178,268	18,894	138	165,857	32,095	421	344,125	50,989
Total	389	$372,645	$35,208	168	$206,107	$40,245	557	$578,752	$75,453
At December 31, 2023 and 2022, the majority of the unrealized losses on securities in an unrealized loss position were attributable to U.S. Treasury and U.S. government agencies, and mortgage-backed U.S. government agencies.
Mid Penn had no securities considered by management to be credit related losses as of December 31, 2023 and December 31, 2022, and did not record any securities losses in the respective periods ended on these dates. Mid Penn does not consider the securities with unrealized losses on the respective dates to be credit related losses as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.
The following table presents information related to gross realized gains and losses on sales of AFS securities:

	For the year ended December 31,
(In thousands)	2023	2022	2021
Gross realized gains	$—	$—	$79
Gross realized losses	—	—	—
Net gains	$—	$—	$79

MID PENN BANCORP, INC.
The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
December 31, 2023	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$12,494	$12,340	$9,708	$9,627
Due after 1 year but within 5 years	32,400	30,977	130,686	123,005
Due after 5 years but within 10 years	29,474	25,614	191,793	166,811
Due after 10 years	2,334	1,941	23,123	19,783
	76,702	70,872	355,310	319,226
Mortgage-backed securities	169,184	152,683	43,818	38,295
	$245,886	$223,555	$399,128	$357,521

MID PENN BANCORP, INC.
Note 4 -    Loans and Allowance for Credit Losses - Loans
Mid Penn adopted the amendments of FASB ASU 2016-13, on January 1, 2023. The amendments of ASU 2016-13 created FASB ASC Topic 326, "Financial Instruments – Credit Losses," which, among other things, replace much of the guidance and disclosures previously provided in FASB ASC Topic 310, "Receivables." The guidance in FASB ASC Topic 326 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses. In accordance with FASB ASC Subtopic 326-20, "Financial Instruments – Credit Losses – Measured at Amortized Cost," Mid Penn has developed an ACL methodology effective January 1, 2023, which replaces its previous allowance for loan losses methodology. See the section captioned "Allowance for Credit Losses, effective January 1, 2023" within this note for additional information regarding Mid Penn’s ACL. Mid Penn adopted FASB ASC Topic 326 using the modified retrospective approach prescribed by the amendments of ASU 2016-13; therefore, certain prior year disclosures are presented under legacy GAAP and may not be comparable to current period presentation. In conjunction with the adoption of CECL, the Corporation has revised its segmentation to align with the methodology applied in determining the ACL for loans and leases under CECL. As such, certain reclassifications were made to conform to prior period amounts to current presentation.
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	December 31, 2023	December 31, 2022
Commercial real estate (1)
CRE Nonowner Occupied	$1,149,553	$1,184,306
CRE Owner Occupied	629,904	488,551
Multifamily	309,059	197,620
Farmland	212,690	182,457
Total Commercial real estate	2,301,206	2,052,934
Commercial and industrial	675,079	596,042
Construction
Residential Construction	92,843	90
Other Construction	362,624	441,156
Total Construction	455,467	441,246
Residential mortgage (1)
1-4 Family 1st Lien	339,142	305,386
1-4 Family Rental	341,937	—
HELOC and Junior Liens	132,795	110,835
Total Residential Mortgage	813,874	416,221
Consumer	7,166	7,676
Total loans	$4,252,792	$3,514,119
(1) In accordance with the guidance in FASB ASC Topic 326, Mid Penn redefined its loan portfolio segments and related loan classes based on the level at which risk is monitored within the ACL methodology. As such, $181.9 million of loans were reclassified from Commercial real estate to Residential mortgage upon adoption of CECL on January 1, 2023.

Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees were $4.2 million and $3.9 million as of December 31, 2023 and 2022, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. At December 31, 2023, accrued interest receivable for loans totaled $22.1 million with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
The Bank has granted loans to certain of its executive officers, directors, and their related interests. The aggregate amount of these loans was $22.0 million and $30.7 million at December 31, 2023 and 2022, respectively. During 2023, $5.5 million of new loans, advances and loans to new related parties were extended and repayments totaled $3.6 million. In addition, for the year ended December 31, 2023 there were $10.8 million of loans that were no longer extended to related parties. None of these loans were past due, in non-accrual status, or restructured at December 31, 2023.

MID PENN BANCORP, INC.

Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of December 31, 2023 and December 31, 2022, are summarized as follows:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2023
Commercial real estate	$5,073	$682	$2,974	$8,729	$2,292,477	$2,301,206	$—
Commercial and industrial	638	24	1,270	1,932	673,147	675,079	—
Construction	—	270	2,559	2,829	452,638	455,467	—
Residential mortgage	4,648	267	2,518	7,433	806,441	813,874	—
Consumer	41	31	—	72	7,094	7,166	—
Total	$10,400	$1,274	$9,321	$20,995	$4,231,797	$4,252,792	$—

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2022
Commercial real estate	$1,792	$—	$1,438	$3,230	$2,047,167	$2,050,397	$—
Commercial and industrial	1,808	3	1,854	3,665	592,377	596,042	654
Construction	2,258	—	—	2,258	438,988	441,246	—
Residential mortgage	3,826	955	670	5,451	409,630	415,081	—
Consumer	44	19	—	63	7,613	7,676	—
Loans acquired with credit deterioration:
Commercial real estate	78	—	826	904	1,633	2,537	—
Commercial and industrial	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—
Residential mortgage	223	228	241	692	448	1,140	—
Consumer	—	—	—	—	—	—	—
Total	$10,029	$1,205	$5,029	$16,263	$3,497,856	$3,514,119	$654
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.

MID PENN BANCORP, INC.
Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023			December 31, 2022
	Non-accrual Loans			Total non-accrual Loans
(In thousands)	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$454	$6,133	$6,587	$4,864
Commercial and industrial	1,222	64	1,286	1,222
Construction	—	2,559	2,559	—
Residential mortgage	2	3,782	3,784	2,109
Consumer	—	—	—
	$1,678	$12,538	$14,216	$8,195
The amount of interest income recognized on nonaccrual loans was approximately $174 thousand and $124 thousand during the three months ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the amount of interest income recognized on nonaccrual loans was approximately $1.2 million and $729 thousand, respectively.
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
PASS - This type of classification consists of 5 subcategories:
Nominal Risk / Pass - This loan classification is a credit extension of the highest quality.
Moderate Risk / Pass - This type of classification has strong financial ratios, substantial debt capacity, and low leverage with a very favorable comparison to industry peers or better than average improving trends are necessary to be in this classification.
Good Acceptable Risk / Pass - The Borrower in this rating classification is a reasonable credit risk having financial ratios on par with its peers and demonstrates slightly improving trends over time; they list good quality assets and fairly low leverage plus ample debt capacity.
Marginally Acceptable Risk / Pass - This type of classification has financial ratios and assets that are of above average quality, the leverage is worse than average compared to industry standards; the Borrower should have a good repayment history and possess consistent earnings with some growth.
Weak/Monitor Risk (Watch list) / Pass - This type of classification has financial ratios consistent with industry averages, assets of average quality with ascertainable values, acceptable leverage, moderate capital assets and an acceptable reliance on trade debt.

SPECIAL MENTION - These credits have developing weaknesses deserving extra attention from the lender and lending management. They are currently protected, but potentially weak. The weakness may be, cash flow, leverage, liquidity, management, industry or other factors which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date.

SUBSTANDARD - These credit extensions also have well defined weaknesses, which are inadequately protected by the current worth and debt service capacity of the Borrowers or the collateral pledged, if any. The repayment of principal and interest as originally intended can be jeopardized by defined weaknesses related to adverse financial, managerial, economic, market or political conditions.

DOUBTFUL - These credits have definite weaknesses inherent in Substandard loans with added characteristics that are severe enough to make further collection in full highly questionable and improbable based on the current trends.

MID PENN BANCORP, INC.

LOSS. These loans are considered uncollectible and no longer a viable asset of the Bank. They lack an identifiable source of repayment based on an inability to generate sufficient cash flow to service their debt. All trends are negative and the damage to the financial condition of the Borrower can’t be reversed now or in the near future.

MID PENN BANCORP, INC.
The following table presents risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2023	2022	2021	2020	2019	Prior		Total
Commercial real estate
Pass	$271,655	$556,801	$386,911	$297,746	$178,434	$528,326	$38,261	$2,258,134
Special mention	194	—	—	—	6,009	10,482	186	16,871
Substandard or lower	—	5,209	208	3,162	229	17,345	48	26,201
Total commercial real estate	271,849	562,010	387,119	300,908	184,672	556,153	38,495	2,301,206
Gross charge offs	—	—	—	—	—	(16)	—	(16)
Net charge offs	—	—	—	—	—	(16)	—	(16)
Commercial and industrial
Pass	158,824	106,714	68,448	29,961	50,206	57,892	188,714	660,759
Special mention	—	89	2,224	—	227	2,200	4,391	9,131
Substandard or lower	—	—	662	—	—	1,978	2,549	5,189
Total commercial and industrial	158,824	106,803	71,334	29,961	50,433	62,070	195,654	675,079
Gross charge offs	—	(100)	—	(111)	—	(27)	—	(238)
Net charge offs	—	(100)	—	(111)	—	(27)	—	(238)
Construction
Pass	153,596	181,214	54,658	22,357	10,247	5,856	23,262	451,190
Special mention	—	—	—	1,447	—	—	—	1,447
Substandard or lower	—	573	—	—	—	2,257	—	2,830
Total construction	153,596	181,787	54,658	23,804	10,247	8,113	23,262	455,467
Residential mortgage
Performing	158,634	153,203	111,610	90,382	27,863	178,898	87,723	808,313
Non-performing	—	—	93	1,470	—	3,998	—	5,561
Total residential mortgage	158,634	153,203	111,703	91,852	27,863	182,896	87,723	813,874
Gross charge offs	—	—	—	—	—	(13)	—	(13)
Current period recoveries	—	—	—	—	—	38	—	38
Net recoveries	—	—	—	—	—	25	—	25
Consumer
Performing	2,361	754	649	273	223	103	2,803	7,166
Non-performing	—	—	—	—	—	—	—	—
Total consumer	2,361	754	649	273	223	103	2,803	7,166
Gross charge offs	(86)	—	(10)	(9)	—	(30)	—	(135)
Current period recoveries	26	—	—	1	—	5	—	32
Net charge offs	(60)	—	(10)	(8)	—	(25)	—	(103)
Total
Pass	584,075	844,729	510,017	350,064	238,887	592,074	250,237	3,370,083
Special mention	194	89	2,224	1,447	6,236	12,682	4,577	27,449
Substandard or lower	—	5,782	870	3,162	229	21,580	2,597	34,220
Performing	160,995	153,957	112,259	90,655	28,086	179,001	90,526	815,479
Nonperforming	—	—	93	1,470	—	3,998	—	5,561
Total	$745,264	$1,004,557	$625,463	$446,798	$273,438	$809,335	$347,937	$4,252,792

MID PENN BANCORP, INC.

(In thousands)	Pass	Special Mention	Substandard	Total
December 31, 2022
Commercial real estate	$2,018,088	$12,325	$22,521	$2,052,934
Commercial and industrial	582,540	4,212	9,290	596,042
Construction	438,990	2,256	—	441,246
Residential mortgage	409,259	3,104	3,858	416,221
Consumer	7,676	—	—	7,676
Total loans	$3,456,553	$21,897	$35,669	$3,514,119
Mid Penn had no loans classified as "Doubtful" as of December 31, 2023 and 2022. There was $121 thousand and $122 thousand in loans for which formal foreclosure proceedings were in process at December 31, 2023 and 2022, respectively.
PPP loans, net of deferred fees, totaling $1.4 million and $2.6 million as of December 31, 2023 and 2022, respectively, are included in commercial and industrial loans in the tables above. All PPP loans are fully guaranteed by the SBA; therefore, all PPP loans outstanding (net of the related deferred PPP fees) are classified as "pass" within Mid Penn’s internal risk rating system as of December 31, 2023.
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

MID PENN BANCORP, INC.
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
The commercial and industrial loan portfolio segment includes commercial loans made to many types of businesses for various purposes, such as short-term working capital loans that are usually secured by accounts receivable and inventory, equipment and fixed asset purchases that are secured by those assets, and term financing for those within Mid Penn’s geographic markets. Mid Penn’s credit underwriting process for commercial and industrial loans includes analysis of historical and projected cash flows and performance, evaluation of financial strength of both borrowers and guarantors as reflected in current and detailed financial information, and evaluation of underlying collateral to support the credit.
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
Mid Penn determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools. To the extent the lives of the loans in the Loans held for investment (LHFI) portfolio extend beyond this forecast period, Mid Penn uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.
Qualitative factors used in the ACL methodology include the following:
•Lending process
•Concentrations of credit
•Peer Group Divergence
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

MID PENN BANCORP, INC.
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
The following table presents the activity in the ACL - loans as calculated under the CECL methodology by portfolio segment for the twelve months ended December 31, 2023:

(In thousands)	Balance at December 31, 2022	CECL Impact	PCD Loans	Charge offs	Recoveries	Net loans (charged off) recovered	Provision for credit losses (1)	Balance at December 31, 2023
Commercial Real Estate
CRE Nonowner Occupied	$8,284	$259	$312	$—	$—	$—	$1,412	$10,267
CRE Owner Occupied	2,916	91	2	(16)	—	(16)	2,653	5,646
Multifamily	1,111	35	—	—	—	—	1,056	2,202
Farmland	831	26	—	—	—	—	1,207	2,064
Commercial and industrial	4,593	6,601	5	(238)	—	(238)	(3,830)	7,131
Construction
Residential Construction	—	1,270	12	—	—	—	(26)	1,256
Other Construction	—	1,931	1	—	—	—	214	2,146
Residential Mortgage
1-4 Family 1st Lien	370	1,307	4	(13)	7	(6)	(468)	1,207
1-4 Family Rental	288	731	—	—	31	31	809	1,859
HELOC and Junior Liens	661	(230)	—	—	—	—	(42)	389
Consumer	29	154	—	(135)	32	(103)	(60)	20
Unallocated	(126)	(244)	—	—	—	—	370	—
Total	$18,957	$11,931	$336	$(402)	$70	$(332)	$3,295	$34,187
(1) Includes a $2.0 million initial provision for credit losses on non-PCD loans acquired in the Brunswick Acquisition

MID PENN BANCORP, INC.
The following table presents the ACL for loans and the amortized cost basis of the loans by the measurement methodology used as of December 31, 2023:

(In thousands)	ACL - Loans			Loans
December 31, 2023	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,906	$361	$10,267	$1,145,048	$4,505	$1,149,553
CRE Owner Occupied	5,646		5,646	627,995	1,909	629,904
Multifamily	2,190	12	2,202	308,886	173	309,059
Farmland	2,064		2,064	212,690		212,690
Commercial and industrial	6,419	712	7,131	673,793	1,286	675,079
Construction
Residential Construction	1,256		1,256	92,270	573	92,843
Other Construction	2,146		2,146	360,368	2,256	362,624
Residential mortgage
1-4 Family 1st Lien	1,207		1,207	337,267	1,875	339,142
1-4 Family Rental	1,857	2	1,859	341,236	701	341,937
HELOC and Junior Liens	389		389	131,587	1,208	132,795
Consumer	20	—	20	7,166	—	7,166
Total	$33,100	$1,087	$34,187	$4,238,306	$14,486	$4,252,792

MID PENN BANCORP, INC.
Allowance for Credit Losses, prior to January 1, 2023
The following table summarizes the allowance as calculated under the incurred loss methodology and recorded investments in loans receivable:

(In thousands)	Commercial Real Estate	Commercial and Industrial	Construction	Residential Mortgage	Consumer	Unallocated	Total
Balance at December 31, 2020	8,655	3,066	134	936	1	590	13,382
Loans charged off	(1,044)	(866)	(23)	(13)	(42)	—	(1,988)
Recoveries	207	13	8	11	19	—	258
Provisions (credits)	1,597	1,226	(81)	85	24	94	2,945
Balance at December 31, 2021	9,415	3,439	38	1,019	2	684	14,597
Loans charged off	(7)	(1)	—	(26)	(97)	—	(131)
Recoveries	128	13	24	4	22	—	191
Provisions (credits)	3,606	1,142	(62)	322	102	(810)	4,300
Balance at December 31, 2022	$13,142	$4,593	$—	$1,319	$29	$(126)	$18,957

Allowance for Loan Losses at December 31, 2022
Collectively evaluated for impairment	$13,078	$3,792	$—	$1,297	$29	$(126)	$18,070
Individually evaluated for impairment	$64	$801	$—	$22	$—	$—	$887
	$13,142	$4,593	$—	$1,319	$29	$(126)	$18,957
Loans, Net of Unearned Interest
Collectively evaluated for impairment	$2,048,074	$594,820	$441,246	$413,717	$7,676	$—	$3,505,533
Individually evaluated for impairment	2,323	1,222	—	1,364	—	—	4,909
Acquired with credit deterioration	2,537	—	—	1,140	—	—	3,677
	$2,052,934	$596,042	$441,246	$416,221	$7,676	$—	$3,514,119
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

MID PENN BANCORP, INC.
the form of principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension, or a combination thereof, among other things.
Information related to loans modified (by type of modification), whereby the borrower was experiencing financial difficulty at the time of modification as of December 31, 2023, is set forth in the following table:

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Three months ended December 31, 2023
Commercial real estate	$—	$—	$—	$—	—%
Commercial and industrial	—	—	—	—	—
Construction	—	700	—	700	0.15
Total	$—	$700	$—	$700	0.02%

Year ended December 31, 2023
Commercial real estate	$51	$—	$180	$231	0.01%
Commercial and industrial	—	150	—	150	0.02
Construction	—	700	—	700	0.15
Total	$51	$850	$180	$1,081	0.16%
The financial effects of the interest-only loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added a weighted-average of 2.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.
As of December 31, 2022, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2022.

(In thousands)	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Recorded Investment
December 31, 2022
Commercial real estate	$851	$815	$109
Residential mortgage	590	590	415
	$1,441	$1,405	$524

MID PENN BANCORP, INC.
Note 5 - Premises and Equipment
The following is a summary of premises and equipment as of December 31:

(In thousands)	2023	2022
Land	$6,663	$5,534
Buildings	29,680	26,577
Furniture, fixtures, and equipment	23,091	20,950
Leasehold improvements	2,469	2,013
Capital expenditures in process	1,165	897
Total cost	63,068	55,971
Less accumulated depreciation	(26,159)	(21,500)
Total premises and equipment	$36,909	$34,471
Depreciation expense was $4.9 million in 2023, $4.3 million in 2022, and $3.3 million in 2021.
During 2022, Mid Penn sold a branch which included the sale of $170 thousand and $2.0 million of furniture, fixtures and equipment and consumer loans, respectively, and the transfer of $21.1 million in deposits.
Note 6 -    Goodwill and Intangible Assets
The following table summarizes the changes in goodwill:

	For the Years Ended December 31,
(In thousands)	2023	2022
Goodwill balance, beginning of year	$114,231	$113,835
Brunswick Acquisition	12,800	—
Riverview Acquisition measurement period adjustment	—	36
Insurance acquisition	—	360
Goodwill balance, end of year	$127,031	$114,231
On May 19, 2023, Mid Penn purchased Brunswick Bank and Trust in a business combination. Goodwill totaled $12.8 million. On December 31, 2022, Mid Penn purchased the assets of an independent insurance agency that serviced the Central Pennsylvania area in a business combination. Goodwill totaling $360 thousand and a customer list with a fair market value of $541 thousand were booked as a result of this business combination.
The following table summarizes the changes in core deposit intangible.

	For the Years Ended December 31,
(In thousands)	2023	2022	2021
Core deposit intangible balance, beginning of year	$4,964	$7,282	$4,311
Brunswick core deposit intangibles	999	—	—
Riverview (adjustment) acquisition	—	(705)	4,096
Amortization of core deposit intangibles	1,314	1,613	1,125
Core deposit and other intangible balances, end of year	$4,649	$4,964	$7,282

MID PENN BANCORP, INC.

The following table shows the amortization expense for future periods:

(In thousands)
2024	$1,267
2025	1,035
2026	812
2027	591
2028	370
2029-thereafter	574
Customer List Intangible
As a result of the Riverview Acquisition, Mid Penn recorded a customer list intangible asset included in total intangible assets related to the wealth management customers assumed in the acquisition. This intangible is amortized as an expense over ten years using the sum of the years’ amortization method.
The following table summarizes the changes in the customer list intangible during the years ended December 31:

(In thousands)	2023	2022
Customer list intangible balance, beginning of year	$2,275	$2,127
Insurance acquisition	—	541
Amortization of customer list intangible	445	393
Customer list intangible, end of year	$1,830	$2,275
The following table shows the amortization expense for future periods:

(In thousands)
2024	$399
2025	350
2026	301
2027	252
2028	203
2029-thereafter	325
Note 7 -    Leases
Mid Penn has operating and finance leases for certain premises and equipment.
Operating and finance lease ROU assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long-term debt.

MID PENN BANCORP, INC.
Supplemental consolidated balance sheet information for each of the lease classifications as of December 31 was as follows:

	2023		2022
(Dollars in thousands)	Operating Leases	Finance Lease	Operating Leases	Finance Lease
ROU	$8,953	$2,727	$8,798	$2,907
Lease liability	9,285	3,197	9,725	3,290
Weighted average remaining lease term (in years)	5.60	15.17	6.30	16.17
Weighted average discount rate	3.66%	3.81%	3.25%	3.81%
Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income. Following is a summary of lease costs during the years ended December 31:

(In thousands)	2023	2022	2021
Finance lease cost:
Amortization of ROU asset	$180	$180	$180
Interest expense on lease liability	123	127	130
Total finance lease cost	303	307	310
Operating lease cost	2,081	2,057	2,002
Short-term and equipment lease costs	—	—	29
Sublease income	(29)	(24)	(27)
Total lease costs	$2,355	$2,340	$2,314
The rental expense paid to related parties was $274 thousand for each of 2023, 2022 and 2021.
Supplemental cash flow information related to operating and finance leases for the years ended December 31 was as follows:

(In thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$123	$127
Operating cash flows from operating leases	2,556	2,939
Financing cash flows from finance leases	93	90

MID PENN BANCORP, INC.
A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

	December 31, 2023
(In thousands)	Operating Leases	Finance Lease
Lease payments due:
2024	$2,432	$252
2025	1,998	259
2026	1,757	260
2027	1,508	260
2028	771	260
2029 and thereafter	1,795	2,954
Total lease payments	10,261	4,245
Less: imputed interest	(976)	(1,048)
Present value of lease liabilities	$9,285	$3,197
The future minimum payments to related parties are $274 thousand for 2024, $185 thousand for 2025, $178 thousand for 2026, 2027 and 2028 and $2.6 million thereafter.
There were no sale and leaseback transactions or leveraged leases as of December 31, 2023. There were no leases that had not commenced as of December 31, 2023.
Note 8 - Deposits
Deposits consisted of the following as of December 31:

(Dollars in thousands)	2023	2022
Noninterest-bearing demand deposits	$801,312	$793,939
Interest-bearing demand deposits	947,372	1,024,351
Money market	850,674	962,265
Savings	288,404	339,231
Total demand and savings	2,887,762	3,119,786
Time	1,458,450	658,545
Total deposits	$4,346,212	$3,778,331

Overdrafts	$315	$401
The scheduled maturities of time deposits at December 31, 2023 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2024	$886,322	$294,212
Maturing in 2025	172,002	35,816
Maturing in 2026	32,084	2,782
Maturing in 2027	20,424	1,182
Maturing in 2028	10,043	254
Maturing thereafter	3,037	292
	$1,123,912	$334,538

MID PENN BANCORP, INC.
Mid Penn had $244.8 million in brokered certificates of deposits as of December 31, 2023 and $100.0 million as of December 31, 2022. As of December 31, 2023 and 2022, Mid Penn had $96.7 million and $29.6 million of CDAR deposits, respectively.
Deposits and other funds from related parties held by Mid Penn at December 31, 2023 and 2022 amounted to $48.3 million and $56.8 million, respectively.
Note 9 - Short-term Borrowings
Total short-term borrowings were $241.5 million as of December 31, 2023 and $102.6 million as of December 31, 2022, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $3.0 billion at December 31, 2023. The Bank had short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $1.6 billion (equal to $2.0 billion of maximum borrowing capacity less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at December 31, 2023. No draws have been made on these lines of credit and on December 31, 2023 and 2022, the balance was $0.
Note 10 - Long-term Debt
The following table presents a summary of long-term debt as of December 31:

(Dollars in thousands)	December 31, 2023	December 31, 2022
FHLB fixed rate instruments:
Due January 2024, 1.10%	$10,000	$—
Due March 2024, 5.60%	25,000	—
Due February 2026, 4.51%	20,000	—
Due August 2026, 4.80%	782	1,088
Due February 2027, 6.71%	24	31
Total FHLB fixed rate instruments	55,806	1,119
Lease obligations included in long-term debt	3,197	3,290
Total long-term debt	$59,003	$4,409
Mid Penn prepaid no FHLB fixed rate instruments during the year ended December 31, 2023 and made $6.5 million prepayments of FHLB fixed rate instruments during the year ended December 31, 2022.
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. As of December 31, 2023, and 2022, the Bank had long-term debt outstanding in the amount of $59.0 million and $4.4 million, respectively, consisting of FHLB fixed rate instruments, and a finance lease liability.
The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans. Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $153.5 million and $189.0 million as of December 31, 2023 and 2022, respectively.
During the first quarter of 2019, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019 and expires February 28, 2039 and is included in long-term debt on the Consolidated Balance Sheets. See "Note 7 - Leases", for more information related to Mid Penn’s finance lease obligation.

MID PENN BANCORP, INC.
The aggregate principal amounts due on FHLB fixed rate instruments subsequent to December 31, 2023 are as follows:

(In thousands)
2024	$35,271
2025	313
2026	20,220
Thereafter	2
$55,806
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

MID PENN BANCORP, INC.
sentence, Mid Penn will redeem the December 2020 Notes at 100% of the principal amount of the December 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $750 thousand of the December 2020 Notes as of December 31, 2023 and 2022.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of Mid Penn Subordinated Notes due March 2030 (the "March 2020 Notes"). As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6.9 million of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of December 31, 2022 was $8.1 million. The March 2020 Notes held at December 31, 2023 are treated as Tier 2 capital for regulatory capital purposes.
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
Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $1.7 million of the March 2020 Notes as of December 31, 2023 and 2022.
Note 12 - Derivative Financial Instruments
Mid Penn manages its exposure to certain interest rate risks through the use of derivatives; however, none are entered into for speculative purposes. During the year ended December 31, 2023, Mid Penn entered into outstanding derivative contracts designated as hedges. As of December 31, 2022, Mid Penn did not designate any derivative financial instruments as formal hedging relationships. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
Mortgage Banking Derivative Financial Instruments
In connection with its mortgage banking activities, Mid Penn entered into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, Mid Penn entered into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may have also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. The amount necessary to settle each interest rate lock was based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. As of December 31, 2023. Mid Penn is not participating in mortgage banking derivative activities.

MID PENN BANCORP, INC.
Information related to mortgage banking hedging activity is set forth in the following table:

	December 31, 2023		December 31, 2022
(In thousands)	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive Fair Values	$—	$—	$274	$3
Negative Fair Values	—	—	5,252	(40)
Forward Commitments
Positive Fair Values	—	—	4,750	43
Negative Fair Values	$—	$—	$—	$—
For the year ended December 31, 2023 and 2022, Mid Penn recorded net gains from mortgage banking hedging activity of $324 thousand, $1.5 million, and $64 thousand, respectively.
The following table presents derivative financial instruments and the amount of the net gains or losses recognized within other noninterest income on the Consolidated Statements of Income for the years ended December 31:

(In thousands)	2023	2022
Interest Rate Lock Commitments	$37	$(93)
Forward Commitments	287	46
Total	$324	$(47)
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

MID PENN BANCORP, INC.
Information related to loan level swaps is set forth in the following table:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$187,192	$123,795
Weighted average remaining term (years)	6.24	7.85
Receive fixed rate (weighted average)	4.59%	3.59%
Pay variable rate (weighted average)	7.50%	6.09%
Estimated fair value (1)	$10,484	$11,697

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$187,192	$123,795
Weighted average remaining term (years)	6.24	7.85
Receive variable rate (weighted average)	7.50%	6.09%
Pay fixed rate (weighted average)	4.59%	3.59%
Estimated fair value	$10,484	$11,697
(1) The net amount of the estimated fair value is disclosed in Other Liabilities on the Consolidated Balance Sheet.
Cash Flow Hedges of Interest Rate Risk

Mid Penn’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, Mid Penn primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2023, Mid Penn entered into interest rate swaps designated as cash flow hedges to hedge the cash flows associated with existing brokered CDs.

Information related to cash flow hedges is set forth in the following table:

December 31, 2023
(Dollars in thousands)
Cash flow hedges
Notional amount	$190,000
Weighted average remaining term (years)	2.22
Pay fixed rate (weighted average)	3.74%
Receive variable rate (weighted average)	4.07%
Estimated fair value	$1,460

There were no cash flow hedges at December 31, 2022.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months, Mid Penn estimates that an additional $1.8 million will be reclassified as a decrease to interest expense.

MID PENN BANCORP, INC.
Note 13 - Fair Value Measurement
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
There were no transfers of assets between fair value Level 1 and Level 2 during the year ended December 31, 2023 or the year ended December 31, 2022.
The following tables illustrate the assets measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$35,649	$—	$35,649
Mortgage-backed U.S. government agencies	—	152,683	—	152,683
State and political subdivision obligations	—	3,646	—	3,646
Corporate debt securities	—	31,577	—	31,577
Equity securities	438	—	—	438
Loans held for sale	—	3,855	—	3,855
Other assets:
Derivative assets	—	11,944	—	11,944
Total	$438	$239,354	$—	$239,792

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$34,914	$—	$34,914
Mortgage-backed U.S. government agencies	$—	$166,915	$—	$166,915
State and political subdivision obligations	—	3,539	—	3,539
Corporate debt securities	—	32,510	—	32,510
Equity securities	430	—	—	430
Loans held for sale	—	2,475	—	2,475
Other assets:
Derivative assets	—	11,703	—	11,703
Total	$430	$252,056	$—	$252,486

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
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2023 were measured as the price that secondary market investors were offering for loans with similar characteristics.
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

(In thousands)	December 31, 2023	December 31, 2022
Individually evaluated loans, net of ACL	$13,399	$4,022
Foreclosed assets held for sale	293	43
Net loans - This category consists of loans that were individually evaluated for credit losses, net of the related ACL, and have been classified as Level 3 assets. In 2022, the amount shown is the balance of individually evaluated loans reporting a specific allocation or that have been partially charged-off. All of these loans are considered collateral-dependent; therefore, all of Mid Penn’s individually evaluated loans for 2023, whether reporting a specific allowance allocation or not, are considered collateral- dependent. Mid Penn utilized Level 3 inputs such as independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.
Foreclosed assets held for sale - Values are based on appraisals that consider the sales prices of property in the proximate vicinity.

MID PENN BANCORP, INC.
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of:

	December 31, 2023
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$96,763	$96,763	$—	$—	$96,763
Available-for-sale investment securities	223,555	—	223,555	—	223,555
Held-to-maturity investment securities	399,128	—	357,521	—	357,521
Equity securities	438	438	—	—	438
Loans held for sale	3,855	—	3,855	—	3,855
Net loans	4,218,605	—	—	4,221,926	4,221,926
Restricted investment in bank stocks	16,768	16,768	—	—	16,768
Accrued interest receivable	25,820	25,820	—	—	25,820
Derivative assets	11,944	—	11,944	—	11,944
Financial instruments - liabilities
Deposits	$4,346,212	$—	$4,337,723	$—	$4,337,723
Short-term borrowings	241,532	—	241,532	—	241,532
Long-term debt (1)	55,806	—	55,081	—	55,081
Subordinated debt	46,354	—	39,515	—	39,515
Accrued interest payable	14,257	14,257	—	—	14,257
Derivative liabilities	10,484	—	10,484	—	10,484
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
(1)Long-term debt excludes finance lease obligations
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of December 31, 2023 and 2022.
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

Health Benefit Plan - Full-time employees who had at least 10 years of service as of January 1, 2008 and who retire at age 55 or later, after completion of at least 20 years of service, are eligible for medical benefits. Medical benefits are provided for up to five years after retirement. Employees who retired prior to December 31, 2015 may elect the least expensive

MID PENN BANCORP, INC.
single coverage in the employer’s group medical plan. If the retiree becomes eligible for Medicare during the five year duration of coverage, the Bank will pay, at its discretion, premiums for single 65-special coverage or similar supplemental coverage. For those employees who retired between September 18, 2015 and December 31, 2015, the Bank will only pay up to $5 thousand towards such medical coverage. Employees who retired after December 31, 2015 may not participate in the employer’s group medical plan. Instead, the Bank will reimburse the retiree for up to $5 thousand (grossed up by 36.79% as of December 31, 2023) in medical costs. The reimbursement shall terminate at any time during the five-year period if the retired employee obtains other employment or the retired employee dies.
The following tables provide a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2023 and 2022, and a statement of the funded status at December 31, 2023 and 2022.

(In thousands)	December 31,
Change in benefit obligations:	2023	2022
Benefit obligations, January 1	$297	$399
Service cost	1	2
Interest cost	13	8
Change in experience	(22)	(30)
Change in assumptions	—	(67)
Benefit payments	(18)	(15)
Benefit obligations, December 31	$271	$297

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	18	15
Benefit payments	(18)	(15)
Fair value of plan assets, December 31	$—	$—

Funded status at year end	$(271)	$(297)
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
The amount recognized in other liabilities on the Consolidated Balance Sheets at December 31, is as follows:

(In thousands)	2023	2022
Accrued benefit liability	$271	$297
The amounts recognized in accumulated other comprehensive loss (income) as of December 31 consist of:

(In thousands)	2023	2022
Net (gain) loss, pretax	$(38)	$(18)
Net prior service cost, pretax	—	10
The accumulated benefit obligation for health and life insurance plans was $271 thousand and $297 thousand at December 31, 2023 and 2022, respectively.

MID PENN BANCORP, INC.
The components of net periodic postretirement benefit (income) cost for 2023, 2022 and 2021 are as follows:

(In thousands)	2023	2022	2021
Service cost	$1	$2	$2
Interest cost	13	8	9
Amortization of prior service cost	10	(24)	(25)
Amortization of net loss	(2)	2	9
Net periodic postretirement benefit income	$22	$(12)	$(5)
Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31 are as follows:

Weighted-average assumptions:	2023	2022
Discount rate	4.67%	4.90%
Rate of compensation increase	—	—
Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31 are as follows:

Weighted-average assumptions:	2023	2022	2021
Discount rate	4.90%	2.40%	2.25%
Rate of compensation increase	—	—	2.00
Assumed health care cost trend rates at December 31 are as follows:

	2023	2022	2021
Health care cost trend rate assumed for next year	7.00%	6.50%	5.50%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.40%
Year that the rate reaches the ultimate trend rate	2027	2026	2024
The following table shows the estimated benefit payments for future periods:

(In thousands)
2024	$25
2025	30
2026	28
2027	28
2028	19
2029-2033	93

MID PENN BANCORP, INC.
Directors’ Retirement Plan - Mid Penn has an unfunded defined benefit retirement plan ("Director's Plan") for directors with benefits based on years of service.
On October 1, 2023, the Bank decided to terminate the Plan and pay out any benefits to participants in a lump sum cash payout of $1.3 million to be paid out on October 1, 2024.
The following tables provide a reconciliation of the changes in the Director's Plan benefit obligations and fair value of plan assets for the years ended December 31, 2023 and 2022, and a statement of the status at December 31, 2023 and 2022. This Plan is unfunded.

(In thousands)	December 31,
Change in benefit obligations:	2023	2022
Benefit obligations, January 1	$1,299	$1,195
Service cost	56	75
Interest cost	61	30
Actuarial loss	—	103
Change in assumptions	(12)	(23)
Benefit payments	(98)	(81)
Benefit obligations, December 31	$1,306	$1,299

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	98	81
Benefit payments	(98)	(81)
Fair value of plan assets,	$—	$—

Funded status at year end	$(1,306)	$(1,299)
Amounts recognized in other liabilities on the Consolidated Balance Sheet at December 31 are as follows:

(In thousands)	2023	2022
Accrued benefit liability	$1,306	$1,299
Amounts recognized in accumulated other comprehensive loss (income) as of December 31 consist of:

(In thousands)	2023	2022
Net prior service cost, pretax	$—	$—
Net loss, pretax	214	248
The accumulated benefit obligation for the retirement plan was $1.3 million and $1.3 million at December 31, 2023 and 2022, respectively.
The components of net periodic retirement cost for 2023, 2022 and 2021 are as follows:

(In thousands)	2023	2022	2021
Service cost	$56	$75	$47
Interest cost	61	30	26
Amortization of net loss	34	20	7
Net periodic retirement cost	$151	$125	$80

MID PENN BANCORP, INC.
Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31 are as follows:

Weighted-average assumptions:	2023	2022
Discount rate	4.80%	4.90%
Change in consumer price index	3.40	7.00
Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31 are as follows:

Weighted-average assumptions:	2023	2022	2021
Discount rate	4.80%	4.90%	2.40%
Change in consumer price index	3.40	7.00	1.40
The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation. The aggregate cash surrender value of these policies was $4.2 million and $4.1 million at December 31, 2023 and 2022, respectively.
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
For the year ended December 31, 2023, Mid Penn recognized $322 thousand of settlement gains, as a result of certain lump sum payouts to participants of the Scottdale Plan. The settlement gains were recorded in noninterest income as a component of other income in the Consolidated Statements of Income for the year ended December 31, 2023. There were no lump sum payouts to participants of the Scottdale Plan for the year ended December 31, 2022.

MID PENN BANCORP, INC.
The following tables provide a reconciliation of the changes in the Scottdale Plan’s benefit obligations and fair value of plan assets for the year ended December 31, 2023 and 2022, and a statement of the status at December 31, 2023 and 2022:

(In thousands)	December 31,
Change in benefit obligations:	2023	2022
Benefit obligations, January 1	$3,805	$4,844
Service cost	58	69
Interest cost	197	144
Settlement (gain) loss	(4)	—
Actuarial gain	168	(1,096)
Settlement payments	(1,472)	—
Benefit payments	(93)	(156)
Benefit obligations, December 31	$2,659	$3,805

Change in fair value of plan assets:
Fair value of plan assets, January 1	$4,722	$5,302
Return on plan assets	348	(385)
Employer contributions	—	—
Benefit payments	(93)	(156)
Administrative expenses	(37)	(39)
Settlement payments	(1,472)	—
Fair value of plan assets, December 31	$3,468	$4,722

Funded status at year end	$809	$917
Amounts recognized on the Consolidated Balance Sheets at December 31 are as follows:

(In thousands)	2023	2022
Accrued pension benefit asset	$(809)	$(917)
Amounts recognized in accumulated other comprehensive loss consist of the following as of December 31:

(In thousands)	2023	2022
Unrecognized actuarial gain	$581	$1,030
The accumulated benefit obligation for the retirement plan was $2.7 million and $3.8 million at December 31, 2023 and 2022, respectively.
The components of net periodic retirement cost for December 31 are as follows:

(In thousands)	2023	2022
Service cost	$58	$69
Interest cost	197	144
Expected return on plan assets	211	237
Recognized net actuarial gain	(63)	(7)
Net periodic retirement income	$(19)	$(31)

MID PENN BANCORP, INC.
Assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs at December 31 are as follows:

Weighted-average assumptions:	2023	2022
Discount rate	5.00%	5.25%
Expected long-term return on plan assets	4.50	4.50
Rate of compensation increases	2.50	2.50
The following table presents a summary of the Scottdale Plan’s assets at fair value and the weighted-average asset allocations by investment category as of December 31:

	Estimated Fair Value	Percentage of Total Assets	Estimated Fair Value	Percentage of Total Assets
(Dollars in thousands)	2023		2022
Cash and cash equivalents	$90	2.6%	$108	2.3%
Common stock	2,186	63.0	2,773	58.7
Corporate bonds	1,192	34.4	1,841	39.0
	$3,468	100.0%	$4,722	100.0%
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
The following table shows the estimated benefit payments for future periods.

(In thousands)
2024	$91
2025	142
2026	140
2027	171
2028	200
2029-2033	1,052
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
The following tables provide a reconciliation of the changes in the Riverview Plans' benefit obligations and fair value of plan assets for year ended December 31, 2023 and the one-month period beginning with the November 30, 2021 acquisition date and ended December 31, 2021, and a statement of the status at December 31, 2023 and 2022.

(In thousands)
Change in benefit obligations:	2023	2022
Benefit obligations, January 1	$6,424	$8,165
Interest cost	309	223
Actuarial gain	228	(1,407)
Benefit payments	(519)	(557)
Benefit obligations, December 31	$6,442	$6,424

Change in fair value of plan assets:
Fair value of plan assets, January 1,	$6,720	$8,984
Return on plan assets	691	(1,709)
Contributions	3	2
Benefit payments	(519)	(557)
Fair value of plan assets, December 31	$6,895	$6,720

Funded status at year end	$453	$296
Amounts recognized in other liabilities on the Consolidated Balance Sheets as of December 31 are as follows:

(In thousands)	2023	2022
Accrued pension benefit asset	$(453)	$(296)
As of December 31, 2023 amounts related to the Riverview Plans that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows:

(In thousands)	2023	2022
Unrecognized actuarial gain (loss)	$76	$(824)

MID PENN BANCORP, INC.
The components of net periodic pension and postretirement benefit cost for the year ended December 31, 2023 and 2022 are as follows:

(In thousands)	2023	2022
Interest cost	$309	$223
Expected return on plan assets	(387)	(522)
Net periodic pension benefit	$(78)	$(299)

(In thousands)	2023	2022
Service credit	$—	$—
Interest cost	1	1
Unrecognized gain	(1)	(1)
Net periodic postretirement benefit	$—	$—
The accumulated benefit obligation was $6.4 million at December 31, 2023 and 2022, respectively, for the Riverview Plans.
Weighted average assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs at December 31, 2023 and 2022 are as follows:

	Pension Benefits		Postretirement Life Insurance Benefits
2023	Union	Citizens	CBT
Discount rate	5.02%	5.02%	4.70%
Expected long-term return on plan assets	6.00	6.00	n/a

2022
Discount rate	2.83%	2.83%	3.00%
Expected long-term return on plan assets	6.00	6.00	n/a
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

MID PENN BANCORP, INC.
The following table presents a summary of the Riverview Plan’s assets at fair value and the weighted-average asset allocations by investment category as of December 31:

	Estimated Fair Value	Percentage of Total Assets	Estimated Fair Value	Percentage of Total Assets
Weighted-average asset allocations:	2023		2022
Cash and cash equivalents	$48	0.7%	$69	1.0%
Mutual fund - equity	2,499	36.2	2,411	35.9
Mutual fund / EFTs - fixed income	4,038	58.6	3,906	58.1
Common / collective trusts equity	310	4.5	334	5.0
	$6,895	100%	$6,720	100%
The valuation used is based on quoted market prices provided by an independent third party. The fair values of mutual fund investments are considered Level 1 assess in the fair value hierarchy and the collective trusts equity are considered Level 2 assets.
The following table shows the estimated benefit payments for future periods.

(In thousands)	Pension Benefits	Postretirement Life Insurance Benefits
2023	$552	$3
2024	531	4
2025	518	3
2026	501	3
2027	494	2
2028-2032	2,271	9
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
Defined-Contribution 401(k) Plan - The Bank has a 401(k) plan that covers substantially all employees. The plan allows employees to contribute a portion of their salaries and wages to the plan and provides for Mid Penn to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages. The Corporation’s contribution to the 401(k) Plan was $1.7 million, $1.4 million, and $1 million for the years ending December 31, 2023, 2022, and 2021, respectively and is included as a component of salaries and benefits expense in the Consolidated Statements of Income. The plan also includes a funded contributory profit sharing provision for substantially all employees which is funded annually when applicable. The Corporation did not make a profit sharing contribution to the plan in 2023, 2022, or 2021.
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
Deferred Compensation Plan - Mid Penn has a directors’ deferred compensation plan, which allows directors to defer receipt of director fees for a specified period in order to provide future retirement income. At December 31, 2023 and 2022, the Corporation accrued a liability of $2.4 million and $1.9 million, respectively, for this plan. The expense related to the

MID PENN BANCORP, INC.
plan was $127 thousand, $64 thousand and $35 thousand in 2023, 2022 and 2021, respectively, and is included as a component of other expense in the Consolidated Statements of Income.
Supplemental Executive Retirement Plan - On September 6, 2022, Mid Penn entered into new or amended and restated supplemental executive retirement plan agreements ("SERPs") with six named executive officers and three other members of the Bank’s executive management team. Each SERP provides for the monthly payment of a fixed cash benefit over a period of 15 years, commencing on the first day of the month following the Executive’s separation from service: (i) occurring on or after reaching normal retirement age (age 70); (ii) due to disability; (iii) due to death; or (iv) within two years following a change in control of the Bank. The annual benefit vests over a term of four to ten years, with a portion of the annual benefit having previously vested for several of the participants. Any unvested portion of the benefit fully vests upon a change in control of the Bank. The accrued liability for the supplemental retirement plans was $2.5 million and $1.8 million at December 31, 2023 and 2022, respectively. The expense related to the plan was $792 thousand, $609 thousand and $625 thousand in 2023, 2022 and 2021, respectively and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.
Split Dollar Life Insurance Arrangements - At December 31, 2023 and 2022, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1.4 million for December 31, 2023 and 2022. Mid Penn acquired Phoenix’s Split Dollar Life Insurance arrangements in 2015 on select employees, which had aggregate cash surrender values of $4.4 million and $4.3 million at December 31, 2023 and 2022. Mid Penn acquired First Priority’s Split Dollar Life Insurance arrangements in 2018 on select employees, which had aggregate cash surrender values of $3.7 million at both December 31, 2023 and 2022. Mid Penn acquired Riverview’s Split Dollar Life Insurance arrangements in 2021 on select employees, which had aggregate cash surrender values of $2.0 million at both December 31, 2023 and 2022.
Rabbi Trust - As a result of the acquisition of Riverview, Mid Penn assumed certain benefit plan liabilities related to compensation arrangements totaling $7.7 million within other liabilities on the Consolidated Balance Sheets, including certain executive non-qualified retirement benefits, deferred compensation plans, and executive employment and separation agreements associated with Riverview.
The details of the compensation arrangements for the years ended December 31 include:

(In thousands)	Fully Funded Gross Amounts
Compensation Arrangements	2023	2022
Supplemental executive retirement agreements	$1,214	$1,316
Executive deferred compensation agreement	1,440	1,638
Director deferred fee agreement	—	41
Executive employment agreements	—	1,502
Separation agreement	—	194
Total compensation agreements	$2,654	$4,691
The obligations are fully funded through a Rabbi Trust having a cash balance of $2.9 million and $4.9 million within other assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022 to provide a source of funds in satisfying the obligations under the respective compensation arrangements.

MID PENN BANCORP, INC.
Note 16 - Income Taxes
Significant components of the Corporation’s net deferred tax asset at December 31, 2023 and 2022 are shown below.

(In thousands)	2023	2022
Deferred tax assets:
Allowance for loan losses	$7,642	$3,981
Loan fees	1,053	898
Deferred compensation	1,476	1,115
Benefit plans	60	56
Unrealized loss on securities	4,992	5,137
Lease adjustments	74	193
Business combination adjustments	5,669	2,066
Acquired NOL, Section 1231, and charitable contribution carryforwards	3,832	686
Rabbi Trust	593	985
Riverview AMT credits	696	771
Equity Comp	256	—
Riverview subordinated debt fair value adjustment	327	353
Software renewal costs	335	420
Unfunded and loan basis adjustments	635	—
Investments in Flow-through entities	391	—
Other	378	874
	28,409	17,535

Deferred tax liabilities:
Depreciation	(1,397)	(1,175)
Bond accretion	(187)	(97)
Goodwill and intangibles	(1,017)	(362)
Prepaid expenses	(227)	(797)
Business combination adjustments	—	(398)
Benefit plans	(1,199)	(1,049)
Interest Rate Swaps	(236)	—
	(4,263)	(3,878)
Deferred tax asset, net	$24,146	$13,657
In assessing the Corporation’s ability to realize deferred federal tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible and permissible as well as available tax planning strategies in making this assessment. At December 31, 2023, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Mid Penn will realize the benefits of these deferred tax assets and has no valuation allowances recorded against any components of its deferred tax asset, including the carryforward balances related to net operating losses ("NOL"), Section 1231 losses, and charitable contribution carryforwards.
At December 31, 2023, Mid Penn had NOL carryforwards of $2.8 million resulting from the November 30, 2021 acquisition of Riverview. These NOLs were assumed by Riverview in a previous acquisition and were generated during the tax years ended December 31, 2013, 2014, and 2015 and begin to expire in 2032. The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, signed into law on March 27, 2020 to mitigate the economic effects of COVID-19, implemented a five-year carryback period for NOLs generated in tax years beginning in 2018, 2019, or 2020. As a result of

MID PENN BANCORP, INC.
this CARES Act provision, during the year ended December 31, 2022, Mid Penn filed the required federal tax returns to carryback NOLs to the 2017 tax year, comprised of (i) $1.2 million of NOLs generated in 2018 and acquired from Scottdale, and (ii) $1.2 million of NOLs generated in 2018 and acquired from First Priority. The carryback of these NOLs to the 2017 tax year when the tax rate was 34% (versus 21% in 2018) generated a federal tax benefit of $318 thousand recorded in the provision for income taxes on the Consolidated Statements of Income for the year ended December 31, 2020. The remaining NOL balance of $119 thousand at December 31, 2021 was generated in the 2012 tax year, was acquired from First Priority, and expires in 2032. Mid Penn is limited to a deduction of the lesser of the available NOL carryforward or 80% of pre-NOL taxable income in a single tax year as set forth in the TCJA.
At December 31, 2023, Mid Penn had no charitable contribution carryforwards, while at December 31, 2022, Mid Penn had $43 thousand charitable contribution carryforwards which were acquired from Riverview. During the years ended December 31, 2023, 2022 and 2021, Mid Penn generated sufficient taxable income to utilize all charitable contribution carryforwards. Mid Penn expects to generate sufficient taxable income to utilize all charitable contribution carryforwards in the future.
The CARES Act also updated Alternative Minimum Tax ("AMT") credit rules to permit AMT credit to be 100% refundable in the 2018 tax year. As a result, during the year ended December 31, 2020, Mid Penn filed the required federal tax returns to request a full refund of the AMT credits that had been acquired from First Priority and Scottdale. During 2021, and as a result of the Riverview Acquisition, Mid Penn assumed $696 thousand of AMT credits to be used on future tax returns.
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
The provision for income taxes consists of the following:

(In thousands)	2023	2022	2021
Current tax provision
Federal	$7,570	$10,212	$6,178
State	1,033	67	70
Total current tax provision	$8,603	$10,279	$6,248

Deferred tax expense (benefit)
Federal	$(525)	$2,262	$484
State	(781)	—	—
Total deferred tax expense (benefit)	(1,306)	2,262	484
Total provision for income taxes	$7,297	$12,541	$6,732

MID PENN BANCORP, INC.
A reconciliation of the federal income tax provision at the statutory rate of 21% for 2023, 2022 and 2021 to Mid Penn's actual federal income tax provision at its effective rate is as follows:

(In thousands)	2023	2022	2021
Provision at the expected statutory rate	$9,388	$14,143	$7,571
Low income housing partnership tax credits	(1,337)	(929)	(853)
Effect of tax-exempt income	(641)	(614)	(477)
Effect of investment in life insurance	(252)	(203)	(75)
Nondeductible merger and acquisition expense	207	60	364
State income taxes, net of federal tax benefit	199	53	55
Nondeductible interest	108	20	14
Other items	(375)	11	133
Provision for income taxes	$7,297	$12,541	$6,732
Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
No amounts for interest and penalties were recorded in income tax expense in the Consolidated Statement of Income for the years ended December 31, 2023, 2022, or 2021. There were no amounts accrued for interest and penalties at December 31, 2023 or 2022.
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
As of December 31, 2023 and 2022, the Corporation and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
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
Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The amount of dividends that may be paid from the Bank to the Corporation in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. For the year ended December 31, 2023, $46.1 million of undistributed earnings of the Bank, included in the consolidated shareholders’ equity balance, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.
The following tables present the regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31:

	Actual		Minimum for Basel III Capital Adequacy		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
2023
Tier 1 Capital (to Average Assets)	$427,353	8.3%	$204,935	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	427,353	9.8	305,083	7.0	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	427,353	9.8	370,458	8.5	N/A	N/A
Total Capital (to Risk Weighted Assets)	510,734	11.7	457,624	10.5	N/A	N/A

Mid Penn Bank
2023
Tier 1 Capital (to Average Assets)	$458,077	8.9%	$204,777	4.0%	$255,971	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	458,077	10.5	304,788	7.0	283,018	6.5
Tier 1 Capital (to Risk Weighted Assets)	458,077	10.5	370,100	8.5	348,330	8.0
Total Capital (to Risk Weighted Assets)	495,104	11.4	457,182	10.5	435,412	10.0

Mid Penn Bancorp, Inc.
2022
Tier 1 Capital (to Average Assets)	$410,494	9.6%	$171,500	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	410,494	11.2	257,130	7.0	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	410,494	11.2	312,229	8.5	N/A	N/A
Total Capital (to Risk Weighted Assets)	484,477	13.2	385,695	10.5	N/A	N/A

Mid Penn Bank
2022
Tier 1 Capital (to Average Assets)	$463,964	10.8%	$171,398	4.0%	$214,248	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	463,964	12.6	256,895	7.0	238,545	6.5
Tier 1 Capital (to Risk Weighted Assets)	463,964	12.6	311,943	8.5	293,594	8.0
Total Capital (to Risk Weighted Assets)	483,006	13.2	385,342	10.5	$366,992	10.0

MID PENN BANCORP, INC.
Note 18 - Commitments and Contingencies
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $62.2 million and $57.2 million of standby letters of credit outstanding as of December 31, 2023 and December 31, 2022, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of December 31, 2023 and December 31, 2022 for payment under standby letters of credit issued was not considered material.
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
The ACL - OBS at December 31, 2023 was $3.6 million compared to $85 thousand at December 31, 2022. On January 1, 2023 in conjunction with adopting ASC 326, Mid Penn recorded an additional $3.1 million of provision for OBS which was included in the adoption cumulative effect adjustment. Provision expense for OBS for the three months ended December 31, 2023 was ($886) thousand. Provision expense for OBS for the twelve months ended December 31, 2023 was $404 thousand.
Low-income housing project commitments
During the second quarter of 2020 Mid Penn’s Board of Directors approved Mid Penn Bank to enter into a commitment to purchase a limited partnership interest in a low-income housing project to construct thirty-nine apartments and common amenities in Cumberland County, Pennsylvania. All of the units are expected to qualify for Federal Low-Income Housing Tax Credits ("LIHTCs") as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment is expected to be $10.8 million which will be paid in installments over the course of construction of the low-income housing facilities. The investment in the limited partnership will be reported in other assets on the balance sheet and amortized over a ten-year period. The project has been conditionally awarded $1.2 million in annual LIHTCs by the Pennsylvania Housing Finance Agency, with a total anticipated LIHTC amount of $12.0 million to be received by Mid Penn over the ten-year amortization period. Mid Penn’s commitment to purchase the limited partnership interest is conditional upon the review and approval of all closing documents, an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs and review and approval by Mid Penn of other documents it may deem necessary.
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

MID PENN BANCORP, INC.
upon the review and approval of all closing documents, an opinion letter for tax counsel to the Partnership that the project qualifies for the LIHTCs and review and approval by Mid Penn of other documents it may deem necessary.
Contingencies - As of December 31, 2023 and 2022, Mid Penn received a total of $14.8 thousand and $3.8 million, respectively, of nonrefundable loan processing fees related to the loans disbursed as a result of Mid Penn’s participation in the SBA’s Paycheck Protection Program ("PPP"). These fees, and any offsetting loan origination costs, were deferred in accordance with FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and have since been and will continue to be amortized to interest and fees on loans and leases on the Consolidated Statements of Income over the life of the respective loans.
As of December 31, 2023, Mid Penn is not aware of any PPP loans outstanding, or for which fees have been received from the SBA, that have been cancelled, terminated, or repaid due to a borrower being determined to be ineligible for a PPP loan.
Litigation - Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.

MID PENN BANCORP, INC.
Note 19 - Earnings Per Share
The following table presents the computation of basic and diluted EPS:

(In thousands, except per share data)
	2023	2022	2021
Net income	$37,397	$54,806	$29,319

Weighted average shares outstanding (basic)	16,319,006	15,912,877	10,806,009
Effect of dilutive unvested restricted stock grants	31,957	21,758	13,570
Weighted average shares outstanding (diluted)	16,350,963	15,934,635	10,819,579

Basic earnings per common share	$2.29	$3.44	$2.71
Diluted earnings per common share	2.29	3.44	2.71
There were no antidilutive shares at December 31, 2023, 2022, and 2021.
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

MID PENN BANCORP, INC.
Note 20 - Shareholders' Equity
Accumulated Other Comprehensive Loss (Income)
The components of accumulated other comprehensive loss (income), net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance at December 31, 2020	$(3)	$—	$(54)	$(57)
OCI before reclassifications	(190)	—	511	321
Amounts reclassified from AOCI	(62)	—	(44)	(106)
Balance - December 31, 2021	(255)	—	413	158
OCI before reclassifications	(19,072)	—	(294)	(19,366)
Amounts reclassified from AOCI	—	—	(8)	(8)
Balance - December 31, 2022	(19,327)	—	111	(19,216)
OCI before reclassifications	1,988	820	(212)	2,596
Amounts reclassified from AOCI	—	—	(17)	(17)
Balance - December 31, 2023	$(17,339)	$820	$(118)	$(16,637)

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
Mid Penn repurchased 216,879 shares during 2023 at an average price per share of $22.31 under its share repurchase program. As of December 31, 2023, Mid Penn had repurchased 425,222 shares of common stock at an average price of $22.86 per share under the Program. The Program had $5.3 million remaining available for repurchase as of December 31, 2023.
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

MID PENN BANCORP, INC.
Stock Plan. The aggregate number of shares of common stock of the Company available for issuance under the Plan is 350,000 shares.
As of December 31, 2023, a total of 199,757 restricted shares were granted under the 2014 Plan, of which 88,269 shares were unvested. The 2014 Plan shares granted and vested resulted in $1.1 million and $701 thousand in share-based compensation expense for the years ended December 31, 2023 and 2022, respectively.
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
The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the Consolidated Statements of Income:

(In thousands)	2023	2022	2021
Compensation expense	$1,103	$1,142	$696
Tax benefit	(232)	(240)	(146)
Net income effect	$871	$902	$550
The following table presents information regarding the non-vested restricted stock for the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2023	68,416	$26.20
Vested	(9,069)	25.53
Forfeited	(6,295)	25.24
Granted	35,217	25.53
Non-vested at December 31, 2023	88,269	26.07
At December 31, 2023, there was $1.8 million of unrecognized compensation cost related to all non-vested share-based compensation awards, which will be recognized as compensation expense through April 2027 with a weighted average recognition period of 3.3 years. Mid Penn recognizes the impact of forfeitures as of the forfeiture date.

MID PENN BANCORP, INC.
Note 22 - Parent Company Statements

CONDENSED BALANCE SHEETS
	December 31,
(In thousands)	2023	2022
ASSETS
Cash and cash equivalents	$10,064	$1,849
Investment in subsidiaries	575,971	567,581
Other assets	4,252	845
Total assets	$590,287	$570,275

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt and trust preferred securities	$46,354	$56,941
Other liabilities	1,583	1,235
Shareholders' equity	542,350	512,099
Total liabilities and shareholders' equity	$590,287	$570,275

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(In thousands)	2023	2022	2021
Income
Dividends from subsidiaries	$—	$—	$3,897
Other income	147	1,130	35
Total Income	147	1,130	3,932

Expenses	10,865	7,333	15,391
(Loss) income before income tax and equity in undistributed earnings of subsidiaries	(10,718)	(6,203)	(11,459)
Income Tax Benefit	2,932	702	3,140
Equity in undistributed earnings of subsidiaries	45,183	60,307	37,638
Net Income	$37,397	$54,806	$29,319

MID PENN BANCORP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,397	$54,806	$29,319
Equity in undistributed earnings of subsidiaries	(45,183)	(60,307)	(37,638)
Stock based compensation	1,103	1,142	696
Amortization of debt issuance costs	7	26	26
Net change in other assets	(3,407)	759	(1,735)
Net change in other liabilities	(246)	(6,285)	13,356
Net cash (used in) provided by operating activities	(10,329)	(9,859)	4,024

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition	(25,574)	—	(792)
Investment in subsidiary	71,493	(1,787)	(27,353)
Net cash provided by (used in) investing activities	45,919	(1,787)	(28,145)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(12,981)	(12,735)	(8,872)
Employee and Director Stock Purchase Plans stock issuance	482	364	307
Proceeds from issuance of common stock	—	—	70,545
Treasury stock purchased	(4,876)	(2,957)	(128)
Riverview restricted stock (1)	—	776	—
Subordinated debt and trust preferred securities redemption	(10,000)	(16,778)	(6,870)
Other, net	—	—	(283)
Net cash (used in) provided by financing activities	(27,375)	(31,330)	54,699
Net increase (decrease) in cash and cash equivalents	8,215	(42,976)	30,578
Cash and cash equivalents, beginning of year	1,849	44,825	14,247
Cash and cash equivalents, end of year	$10,064	$1,849	$44,825
(1) Additionally, 2,500 shares of restricted stock were paid out in cash resulting in $776 thousand of cash consideration relating to stock awards.

MID PENN BANCORP, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2023. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2023, that Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. Management Report on Internal Controls over Financial Reporting is located on page 56 of this report and is incorporated herein by reference.
Our independent registered public accounting firm, RSM US LLP, also attested to, and reported on, the effectiveness of Mid Penn’s internal control over financial reporting as of December 31, 2023. RSM US LLP’s attestation report appears in Part II, Item 8, "Financial Statements and Supplemental Data."
Changes in Internal Controls over Financial Reporting
Other than the remediated material weakness identified by management and described below, there were no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.
Management's Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Management's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements. Management recognizes that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
During the fourth quarter of 2023, Management identified a material weakness in our internal controls over financial reporting associated with Business Combinations and Mid Penn's acquisition of Brunswick Bancorp. The acquisition of Brunswick Bancorp was completed on May 19, 2023 and was reported on Form 10-Q for the periods ending June 30, 2023 and September 30, 2023. After a detailed review of SEC Staff Accounting Bulletin 99 – Materiality, Management has determined that it is unnecessary to amend Form 10-Q documents from June 30, 2023 and September 30, 2023, but has provided revised balance sheets and related disclosures in Part II, Item 9B, "Other Information".
In the fourth quarter of 2023, the Company implemented a remediation plan to address the material weakness that included the design, documentation, and implementation of enhanced controls over Business Combinations. During the fourth quarter of 2023, management performed procedures to ensure all adjustments were made and revised amounts and disclosures were accurate in the form 10-K for December 31, 2023. As of December 31, 2023, the enhanced suite of

MID PENN BANCORP, INC.
controls associated with Business Combinations appear to be adequate and the aforementioned material weakness was considered to be remediated.
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2023, Management made adjustments to certain balance sheet line items associated with Mid Penn's acquisition of Brunswick Bancorp. The following table summarizes the impact of the corrections made to the Business Combination disclosure for the periods ended June 30, 2023 and September 30, 2023. All adjustments have been corrected and are appropriately reflected in the Form 10-K for December 31, 2023.

	As reported		As revised	As reported		As revised
(In thousands)	June 30, 2023	Adjustments	June 30, 2023	September 30, 2023	Adjustments	September 30, 2023
Assets acquired:
Investment securities	$2,174	$249	$2,423	$1,825	$598	$2,423
Premises and equipment, net	5,315	(747)	4,568	5,315	(747)	4,568
Deferred income taxes	6,792	(399)	6,393	6,792	(399)	6,393
Goodwill	15,172	(2,372)	12,800	15,521	(2,721)	12,800
Other assets	3,860	2,024	5,884	3,860	2,024	5,884
Total Assets Acquired	391,948	(1,245)	390,703	391,948	(1,245)	390,703

Liabilities assumed:
Deposits:
Noninterest-bearing demand	68,545	(7,657)	60,888	62,123	(1,235)	60,888
Interest-bearing transaction accounts	5,345	6,422	11,767	11,767	—	11,767
Time Deposits	147,164	(1)	147,163	147,164	(1)	147,163
Long-Term Debt	60,137	(1)	60,136	60,137	(1)	60,136
Other liabilities	1,621	(8)	1,613	1,621	(8)	1,613
Total Liabilities assumed	346,288	(1,245)	345,043	346,288	(1,245)	345,043

MID PENN BANCORP, INC.
The following table summarizes the impact of the adjustments on the Company's Balance Sheets for the periods ended June 30, 2023 and September 30, 2023.

	As reported		As revised	As reported		As revised
(In thousands)	June 30, 2023	Adjustments	June 30, 2023	September 30, 2023	Adjustments	September 30, 2023
Assets:
Investment securities	$228,774	$249	$229,023	$218,064	$598	$218,662
Premises and equipment, net	39,230	(747)	38,483	38,849	(747)	38,102
Deferred income taxes	24,309	(399)	23,910	25,509	(399)	25,110
Goodwill	129,403	(2,372)	127,031	129,752	(2,721)	127,031
Other assets	53,710	2,024	55,734	56,459	2,024	58,483
Total Assets	5,088,813	(1,245)	5,087,568	5,215,963	(1,245)	5,214,718

Liabilities:
Deposits:
Noninterest-bearing demand	830,479	(7,657)	822,822	804,785	(1,235)	803,550
Interest-bearing transaction accounts	2,180,312	6,422	2,186,734	2,217,885	—	2,217,885
Time Deposits	1,275,895	(1)	1,275,894	1,358,946	(1)	1,358,945
Long Term Debt	58,982	(1)	58,981	58,992	(1)	58,991
Other liabilities	37,158	(8)	37,150	37,389	(8)	37,381
Total Liabilities	4,562,925	(1,245)	4,561,680	4,687,252	(1,245)	4,686,007
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item, relating to directors, executive officers, and control persons, is set forth under the captions "Executive Officers", "Information Regarding Director Nominees and Continuing Directors", "Delinquent Section 16(a) Reports", "Audit Committee Report", and "Governance of the Corporation" in Mid Penn’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item, relating to executive compensation, is set forth under the captions "Compensation Discussion and Analysis", "Executive Compensation", "Potential Payments Upon Termination or Change In Control", "Information Regarding Director Nominees and Continuing Directors", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", and "Pay Versus Performance" of Mid Penn’s definitive proxy statement to be used in connection with the 2023 Annual Meeting of Shareholders, which pages are incorporated herein by reference. In accordance with Items 402(v) and 407(e)(5) of Regulation S-K, the information set forth under the

MID PENN BANCORP, INC.
captions “Pay versus Performance” and “Compensation Committee Report” in such proxy statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption "Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management" of Mid Penn’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders, which pages are incorporated herein by reference. All awards under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan are in the form of restricted stock. Accordingly, they were not included in calculating the weighted-average exercise price because the shares of common stock will be issued for no consideration.
The following table provides information related to equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	88,269	—	11,611
Equity compensation plans not approved by security holders	—	—	—
Total	88,269	—	11,611
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions "Certain Relationships and Related Transactions" and "Governance of the Corporation" of Mid Penn’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption "Audit Committee Report" and "Proposal No. 5: Ratification of the Appointment of RSM US, LLP as the Corporation’s Independent Registered Public Accounting Firm for 2024" of Mid Penn’s definitive proxy statement to be used in connection with the 2024 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
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

MID PENN BANCORP, INC.
Notes to Consolidated Financial Statements
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

3(i)	The Registrant’s amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2023).

3(ii)	The Registrant’s By-laws - filed herewith

4.1	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed on September 13, 2021.)

10.1
Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Joseph Paese dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2023.)

10.2
Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Joseph Paese dated September 6, 2022 - (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2023.

10.3
Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Joseph Paese dated September 6, 2022 (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2023.

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

10.9
Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Scott Micklewright dated September 6, 2022. (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.10
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

10.17	Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.)

10.18	Director Retirement Plan (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.)

10.19	Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed with the SEC on May 25, 2023)

10.20	2023 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-8 filed with the SEC on May 25, 2023)

10.21	Separation Agreement and General Release between Mid Penn Bancorp, Inc., Mid Penn Bank and Allison Johnson - filed herewith.

21	Subsidiaries of Registrant - filed herewith.

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32	Principal Executive and Financial Officer’s §1350 Certifications.

97.1	Clawback Policy - filed herewith.

MID PENN BANCORP, INC.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
ITEM 16. FORM 10-K SUMMARY
None.

MID PENN BANCORP, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID PENN BANCORP, INC.
(Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
Chair, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 28, 2024

By:	/s/ Justin T. Webb
Justin T. Webb
Chief Financial Officer
(Principal Financial Officer)

Date:	March 28, 2024

MID PENN BANCORP, INC.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Rory G. Ritrievi	March 28, 2024
Rory G. Ritrievi
Chair, President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Justin T. Webb	March 28, 2024
Justin T. Webb
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Robert A. Abel	March 28, 2024
Robert A. Abel, Director

By:	/s/ Kimberly J. Brumbaugh	March 28, 2024
Kimberly J. Brumbaugh, Director

By:	/s/ Matthew G. DeSoto	March 28, 2024
Matthew G. DeSoto, Director

By:	/s/ Albert J. Evans	March 28, 2024
Albert J. Evans, Director

By:	/s/ Joel L. Frank	March 28, 2024
Joel L. Frank, Director

By:	/s/ Maureen M. Gathagan	March 28, 2024
Maureen M. Gathagan, Director

By:	/s/ Robert C. Grubic	March 28, 2024
Robert C. Grubic, Director

By:	/s/ Frank J. Gumina, Jr.	March 28, 2024
Frank J. Gumina, Jr., Director

By:	/s/ Brian A. Hudson, Sr.	March 28, 2024
Brian A. Hudson, Sr., Director

By:	/s/ Bruce A. Kiefer	March 28, 2024
Bruce A. Kiefer, Director

By:	/s/ Theodore W. Mowery	March 28, 2024
Theodore W. Mowery, Director

By:	/s/ John E. Noone	March 28, 2024
John E. Noone, Director

By:	/s/ David E. Sparks	March 28, 2024
David E. Sparks, Director

By:	/s/ William A. Specht, III	March 28, 2024
William A. Specht, Director