Form 10-Q
period 2024-03-31
MID PENN BANCORP INC
filed 2024-05-08
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 1, 2024, the registrant had 16,689,304 shares of common stock outstanding, par value $1.00 per share.

FORM 10-Q
Unless the context otherwise requires, the terms "Mid Penn", "Corporation" "we", "us", and "our" refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2014 Plan	2014 Restricted Stock Plan
2023 Annual Report	Corporation's Annual Report on Form 10-K for the year ended December 31, 2023
2023 Plan	2023 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Mid Penn Bank
Bank Merger	Merger of Brunswick Bank with and into Mid Penn Bank
BOLI	Bank Owned Life Insurance
bp or bps	basis point(s)
Brunswick	Brunswick Bancorp
Brunswick Acquisition	Merger acquisition of Brunswick
Brunswick Bank	Brunswick Bank & Trust Company
CECL	Current Expected Credit Losses
DCF	Discounted Cash Flow
DIF	FDIC’s Deposit Insurance Fund
DRIP	Dividend Reinvestment Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	the Financing Corporation
FOMC	Federal Open Market Committee
FTE	Fully taxable-equivalent
HFS	Held for Sale
HTM	Held to Maturity
LGD	Loss Given Default
LHFI	Loans held for investment
LIHTC	Low-Income Housing Tax Credits
Loans	Loans, net of unearned interest
Management Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Brunswick with and into Mid Penn
Merger Agreement	Agreement and Plan of Merger between Mid Penn and Brunswick
Mid Penn or the Corporation	Mid Penn Bancorp, Inc.
N/M	Not meaningful - (percentage changes greater than +/- 150% not considered meaningful)
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
PCD	Purchased Credit Deteriorated
PCL	Provision for Credit Losses
PD	Probability of Default
Riverview	Riverview Financial Corporation
Riverview Acquisition	Merger acquisition of Riverview
ROA	Return on Assets
ROE	Return on Equity
SBA	Small Business Association
SEC	Securities Exchange Commission
SOFR	Secured Overnight Financing Rate

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$33,362	$45,435
Interest-bearing balances with other financial institutions	31,801	34,668
Federal funds sold	2,922	16,660
Total cash and cash equivalents	68,085	96,763
Investment securities:
HTM, at amortized cost (fair value $351,204 and $357,521)	396,998	399,128
AFS, at fair value	217,632	223,555
Equity securities available for sale, at fair value	431	438
Loans held for sale, at fair value	4,581	3,855
Loans, net of unearned interest	4,317,449	4,252,792
Less: ACL - Loans	(33,524)	(34,187)
Net loans	4,283,925	4,218,605

Premises and equipment, net	36,068	36,909
Operating lease right of use asset	8,414	8,953
Finance lease right of use asset	2,683	2,727
Cash surrender value of life insurance	52,997	54,497
Restricted investment in bank stocks	17,446	16,768
Accrued interest receivable	26,975	25,820
Deferred income taxes	22,894	24,146
Goodwill	127,031	127,031
Core deposit and other intangibles, net	6,051	6,479
Foreclosed assets held for sale	5,110	293
Other assets	53,058	44,825
Total Assets	$5,330,379	$5,290,792

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$807,861	$801,312
Interest-bearing transaction accounts	2,082,846	2,086,450
Time	1,488,398	1,458,450
Total Deposits	4,379,105	4,346,212

Short-term borrowings	271,849	241,532
Long-term debt	23,941	59,003
Subordinated debt	46,201	46,354
Operating lease liability	8,683	9,285
Accrued interest payable	16,330	14,257
Other liabilities	33,302	31,799
Total Liabilities	4,779,411	4,748,442

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized at March 31, 2024 and December 31, 2023; 17,006,359 issued at March 31, 2024 and 16,998,929 at December 31, 2023; 16,565,637 outstanding at March 31, 2024 and 16,573,707 at December 31, 2023	17,006	16,999
Additional paid-in capital	406,150	405,725
Retained earnings	154,801	145,982
Accumulated other comprehensive loss	(16,947)	(16,637)
Treasury stock, at cost; 440,722 shares at March 31, 2024 and 425,222 shares at December 31, 2023	(10,042)	(9,719)
Total Shareholders’ Equity	550,968	542,350
Total Liabilities and Shareholders' Equity	$5,330,379	$5,290,792
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
INTEREST INCOME
Loans, including fees	$63,236	$45,865
Investment securities:
Taxable	4,040	3,874
Tax-exempt	376	389
Other interest-bearing balances	403	53
Federal funds sold	136	45
Total Interest Income	68,191	50,226
INTEREST EXPENSE
Deposits	26,332	12,001
Short-term borrowings	4,446	1,490
Long-term and subordinated debt	957	686
Total Interest Expense	31,735	14,177
Net Interest Income	36,456	36,049
(Benefit)/Provision for credit losses	(937)	719
Net Interest Income After (Benefit)/Provision for Credit Losses	37,393	35,330
NONINTEREST INCOME
Fiduciary and wealth management	1,132	1,236
ATM debit card interchange	945	1,056
Service charges on deposits	509	435
Mortgage banking	424	384
Mortgage hedging	—	20
Net gain on sales of SBA loans	107	—
Earnings from cash surrender value of life insurance	284	254
Other	2,436	940
Total Noninterest Income	5,837	4,325
NONINTEREST EXPENSE
Salaries and employee benefits	15,462	13,844
Software licensing and utilization	2,120	1,946
Occupancy, net	1,982	1,886
Equipment	1,222	1,251
Shares tax	997	899
Legal and professional fees	998	800
ATM/card processing	534	493
Intangible amortization	428	344
FDIC Assessment	945	340
Merger and acquisition	—	224
Other	3,832	3,814
Total Noninterest Expense	28,520	25,841
INCOME BEFORE PROVISION FOR INCOME TAXES	14,710	13,814
Provision for income taxes	2,577	2,587
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$12,133	$11,227

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.73	$0.71
Diluted Earnings Per Common Share	$0.73	$0.70
Weighted-average basic shares outstanding	16,567,902	15,886,186
Weighted-average diluted shares outstanding	16,613,373	15,931,121
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2024	2023
Net income	$12,133	$11,227

Other comprehensive (loss)/income:

Unrealized (losses)/gains arising during the period on available for sale securities, net of income tax benefit/(cost) of $455 and ($526), respectively. (1)	(1,711)	1,977

Unrealized holding gains/(losses) arising during the period on interest rate derivatives used in cash flow hedges, net of income tax (cost)/benefit of ($375) and $34, respectively. (1)	1,410	(128)

Change in defined benefit plans, net of income tax (cost)/benefit of ($2) and $1, respectively (1), (2)	8	5

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax benefit of $5 and $3, respectively (1), (3)	(17)	(12)

Total other comprehensive (loss)/income	(310)	1,842

Total comprehensive income	$11,823	$13,069
(1)The income tax impacts of the components of other comprehensive income are calculated using a 21% statutory tax rate.
(2)The change in defined benefit plans consists primarily of unrecognized actuarial (losses)/gains on defined benefit plans during the period.
(3)The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2024	16,998,929	$16,999	$405,725	$145,982	$(16,637)	$(9,719)	$542,350
Net income	—	—	—	12,133	—	—	12,133
Total other comprehensive income, net of taxes	—	—	—	—	(310)	—	(310)
Common stock cash dividends declared - $0.20 per share	—	—	—	(3,314)	—	—	(3,314)
Repurchased stock	—	—	—	—	—	(323)	(323)
Employee Stock Purchase Plan	5,653	5	107	—	—	—	112
Director Stock Purchase Plan	1,777	2	34	—	—	—	36
Restricted stock activity	—	—	284	—	—	—	284
Balance, March 31, 2024	17,006,359	$17,006	$406,150	$154,801	$(16,947)	$(10,042)	$550,968

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2023	16,094,486	$16,094	$386,987	$133,114	$(19,216)	$(4,880)	$512,099
Net income	—	—	—	11,227	—	—	11,227
Total other comprehensive loss, net of taxes	—	—	—	—	1,842	—	1,842
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,176)	—	—	(3,176)
Impact of adopting CECL (1)	—	—	—	(11,548)	—	—	(11,548)
Employee Stock Purchase Plan	2,217	2	55	—	—	—	57
Director Stock Purchase Plan	1,651	2	41	—	—	—	43
Restricted stock activity	—	—	249	—	—	—	249
Balance, March 31, 2023	16,098,354	$16,098	$387,332	$129,617	$(17,374)	$(4,880)	$510,793
(1) The Corporation adopted ASU 2016-13 "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" effective January 1, 2023. See "Note 1 - Summary of Significant Accounting Policies" for further details.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2024	2023
Operating Activities:
Net Income	$12,133	$11,227
Adjustments to reconcile net income to net cash provided by operating activities:
(Benefit)/Provision for credit losses	(937)	719
Depreciation	1,192	1,202
Amortization of intangibles	428	344
Net amortization of security discounts/premiums	102	127
Noncash operating lease expense	539	509
Amortization of finance lease right of use asset	44	45
Earnings on cash surrender value of life insurance	(284)	(254)
Mortgage loans originated for sale	(16,808)	(24,615)
Proceeds from sales of mortgage loans originated for sale	16,506	24,797
Gain on sale of mortgage loans	(424)	(384)
SBA loans originated for sale	(1,553)	—
Proceeds from sales of SBA loans originated for sale	1,446	—
Gain on sale of SBA loans	(107)	—
Gain on sale of property, plant, and equipment	(32)	(31)
Accretion of subordinated debt	(153)	(147)
Stock compensation expense	284	249
Change in deferred income tax benefit	1,402	706
Increase accrued interest receivable	(1,155)	(800)
Decrease (Increase) in other assets	(3,484)	775
Increase (decrease) in accrued interest payable	2,073	3,506
Decrease in operating lease liability	(602)	(580)
(Decrease) Increase in other liabilities	1,799	(4,217)
Net Cash Provided By Operating Activities	12,409	13,178

Investing Activities:
Proceeds from the maturity or call of available-for-sale securities	3,741	3,743
Proceeds from the maturity or call of held-to-maturity securities	2,045	2,611
Stock dividends of FHLB and other bank stock	239	110
(Purchases) reduction of restricted investment in bank stock	(917)	164
Net increase in loans	(68,987)	(97,156)
Purchases of bank premises and equipment	(351)	(922)
Proceeds from the sale of premises and equipment	32	31
Net change in investments in tax credits and other partnerships	(1,548)	(2,174)
Net Cash Used in Investing Activities	(65,746)	(93,593)

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

Financing Activities:
Net increase in deposits	32,893	99,750
Common stock dividends paid	(3,314)	(3,176)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	148	100
Treasury stock purchased	(323)	—
Net change in finance lease liability	(24)	(23)
Net change in short-term borrowings	30,317	(14,647)
Long-term debt repayment	(35,038)	(70)
Net Cash Provided by Financing Activities	24,659	81,934

Net (decrease)/ increase in cash and cash equivalents	(28,678)	1,519
Cash and cash equivalents, beginning of period	96,763	60,881
Cash and cash equivalents, end of period	$68,085	$62,400

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,662	$10,671

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$—	$125
Recognition of operating lease liabilities	—	125
Loans transferred to foreclosed assets held for sale	4,817	205

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
Mid Penn also fulfills the insurance needs of both existing and potential customers through MPB Risk Services, LLC, doing business as MPB Insurance and Risk Management.
The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its retail banking offices located in throughout Pennsylvania and two counties in New Jersey.
Basis of Presentation
For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and four nonbank subsidiaries, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC (which ceased operating during the first quarter of 2024) and MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of March 31, 2024, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Mid Penn believes the information presented is not misleading, and the disclosures are adequate. For comparative purposes, the March 31, 2023 and December 31, 2023 balances have been reclassified, when necessary, to conform to the 2024 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2023 Annual Report.
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2024, for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.
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

MID PENN BANCORP, INC.

Accounting Standards adopted and Updated Significant Accounting Policy
On January 1, 2023, the Corporation adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology, and is referred to as CECL. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to OBS credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASC Topic 842. Prior to 2024, the provision for OBS credit losses was included in Other Expenses on the Statement of Income. As of March 31, 2024, the provision for OBS credit losses is included in Provision for Credit Losses on the Income Statement. Prior periods have been updated for presentation.
All other significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the 2023 Annual Report. Those significant accounting policies are unchanged at March 31, 2024.
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
ASU 2023-07: The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
ASU 2023-07 amends the ASC to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is not expected to have a significant impact on our financial statements.
ASU 2023-09: The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

ASU 2023-09 amends the ASC to enhance income tax disclosures by requiring entities to disclose income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes. Additionally, entities are required to disclose amounts greater than 5% of the total income taxes paid to an individual jurisdiction The amendments are effective for annual periods beginning after December 15, 2025. ASU 2023-09 is not expected to have a significant impact on our financial statements.

MID PENN BANCORP, INC.

ASU 2024-01—The FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope application of profits interest and similar awards

The amendments in the ASU apply to all reporting entities that account for profits interest awards as compensation to employees or nonemployees in return for goods or services. The amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. ASU 2024-01 is not expected to have a significant impact on our financial statements.

ASU 2024-02: The FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements

This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The amendments are effective for fiscal years beginning after Dec. 15, 2025. Early adoption is permitted. ASU 2024-02 is not expected to have a significant impact on our financial statements.

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

MID PENN BANCORP, INC.

At March 31, 2024, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At March 31, 2024, accrued interest receivable totaled $982 thousand for AFS securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
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
At March 31, 2024, Mid Penn’s HTM securities totaled $397.0 million. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at March 31, 2024.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At March 31, 2024, accrued interest receivable totaled $2.2 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
At March 31, 2024, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at March 31, 2024.
The amortized cost and estimated fair value of investment securities for the periods presented:

	March 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,664	$—	$1,174	$35,490
Mortgage-backed U.S. government agencies	165,402	—	18,637	146,765
State and political subdivision obligations	4,326	—	693	3,633
Corporate debt securities	35,737	—	3,993	31,744
Total available-for-sale debt securities	242,129	—	24,497	217,632
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,839	$—	$30,821	$215,018
Mortgage-backed U.S. government agencies	42,376	—	5,869	36,507
State and political subdivision obligations	83,318	2	6,958	76,362
Corporate debt securities	25,465	—	2,148	23,317
Total held-to-maturity debt securities	396,998	2	45,796	351,204
Total	$639,127	$2	$70,293	$568,836

MID PENN BANCORP, INC.

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,637	$—	$988	$35,649
Mortgage-backed U.S. government agencies	169,184	—	16,501	152,683
State and political subdivision obligations	4,332	—	686	3,646
Corporate debt securities	35,733	—	4,156	31,577
Total available-for-sale debt securities	$245,886	$—	$22,331	$223,555
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,805	$2	$28,676	$217,131
Mortgage-backed U.S. government agencies	43,818	—	5,523	38,295
State and political subdivision obligations	84,035	11	6,486	77,560
Corporate debt securities	25,470	—	935	24,535
Total held-to-maturity debt securities	399,128	13	41,620	357,521
Total	$645,014	$13	$63,951	$581,076
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
Investment securities having a fair value of $383.9 million at March 31, 2024 and $380.3 million at December 31, 2023 were pledged to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $142.9 million as of March 31, 2024 and $153.5 million as of December 31, 2023.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
March 31, 2024	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	19	$35,490	$1,174	19	$35,490	$1,174
Mortgage-backed U.S. government agencies	—	—	—	93	146,765	18,637	93	146,765	18,637
State and political subdivision obligations	—	—	—	8	3,633	693	8	3,633	693
Corporate debt securities	—	—	—	18	31,744	3,993	18	31,744	3,993
Total available-for-sale debt securities	—	$—	$—	138	$217,632	$24,497	138	$217,632	$24,497

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	—	—	—	145	215,018	30,821	145	215,018	30,821
Mortgage-backed U.S. government agencies	—	—	—	64	36,507	5,869	64	36,507	5,869
State and political subdivision obligations	16	5,846	86	177	70,201	6,872	193	76,047	6,958
Corporate debt securities	—	—	—	15	23,317	2,148	15	23,317	2,148
Total held-to-maturity debt securities	16	5,846	86	401	345,043	45,710	417	350,889	45,796
Total	16	$5,846	$86	539	$562,675	$70,207	555	$568,521	$70,293

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2023	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	19	$35,649	$988	19	$35,649	$988
Mortgage-backed U.S. government agencies	1	4,015	26	92	148,668	16,475	93	152,683	16,501
State and political subdivision obligations	—	—	—	8	3,646	686	8	3,646	686
Corporate debt securities	1	410	90	17	31,167	4,066	18	31,577	4,156
Total available-for-sale securities	2	4,425	116	136	219,130	22,215	138	223,555	22,331

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	1	$2,002	$—	144	$215,129	$28,676	145	$217,131	$28,676
Mortgage-backed U.S. government agencies	—	—	—	64	38,295	5,523	64	38,295	5,523
State and political subdivision obligations	25	8,729	63	170	68,831	6,423	195	77,560	6,486
Corporate debt securities	1	936	57	14	23,599	878	15	24,535	935
Total held to maturity securities	27	11,667	120	392	345,854	41,500	419	357,521	41,620
Total	29	$16,092	$236	528	$564,984	$63,715	557	$581,076	$63,951
There were no gross realized gains and losses on sales of available-for-sale debt securities for the three months ended March 31, 2024 and 2023.

The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
March 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$12,496	$12,380	$13,047	$12,906
Due after 1 year but within 5 years	34,425	32,819	125,456	116,182
Due after 5 years but within 10 years	27,475	23,743	195,525	168,141
Due after 10 years	2,331	1,925	20,594	17,468
	76,727	70,867	354,622	314,697
Mortgage-backed securities	165,402	146,765	42,376	36,507
	$242,129	$217,632	$396,998	$351,204

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
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	March 31, 2024	December 31, 2023
Commercial real estate
CRE Nonowner Occupied	$1,174,774	$1,149,553
CRE Owner Occupied	622,574	629,904
Multifamily	334,952	309,059
Farmland	212,018	212,690
Total Commercial real estate	2,344,318	2,301,206
Commercial and industrial	671,395	675,079
Construction
Residential Construction	103,861	92,843
Other Construction	383,428	362,624
Total Construction	487,289	455,467
Residential mortgage
1-4 Family 1st Lien	334,557	339,142
1-4 Family Rental	340,052	341,937
HELOC and Junior Liens	132,703	132,795
Total Residential Mortgage	807,312	813,874
Consumer	7,135	7,166
Total loans	$4,317,449	$4,252,792

Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees of $4.0 million and $4.2 million reduced the carrying value of loans as of March 31, 2024 and December 31, 2023, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. At March 31, 2024, accrued interest receivable for loans totaled $23.2 million with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.

MID PENN BANCORP, INC.

Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of March 31, 2024 and December 31, 2023, are summarized as follows:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
March 31, 2024
Commercial real estate	$9,647	$—	$778	$10,425	$2,333,893	$2,344,318	$—
Commercial and industrial	—	87	1,771	1,858	669,537	671,395	—
Construction	—	—	—	—	487,289	487,289	—
Residential mortgage	1,328	387	2,201	3,916	803,396	807,312	—
Consumer	18	—	25	43	7,092	7,135	25
Total	$10,993	$474	$4,775	$16,242	$4,301,207	$4,317,449	$25

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2023
Commercial real estate	$5,073	$682	$2,974	$8,729	$2,292,477	$2,301,206	$—
Commercial and industrial	638	24	1,270	1,932	673,147	675,079	—
Construction	—	270	2,559	2,829	452,638	455,467	—
Residential mortgage	4,648	267	2,518	7,433	806,441	813,874	—
Consumer	41	31	—	72	7,094	7,166	—
Total	$10,400	$1,274	$9,321	$20,995	$4,231,797	$4,252,792	$—
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024			December 31, 2023
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate	$449	$4,139	$4,588	$454	$6,133	$6,587
Commercial and industrial	1,202	1,156	2,358	1,222	64	1,286
Construction	—	—	—	—	2,559	2,559
Residential mortgage	41	3,402	3,443	2	3,782	3,784
Consumer	—	—	—	—	—	—
	$1,692	$8,697	$10,389	$1,678	$12,538	$14,216
The amount of interest income recognized on nonaccrual loans was approximately $159 thousand and $182 thousand during the three months ended March 31, 2024 and 2023, respectively.

MID PENN BANCORP, INC.

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
PASS - This type of classification consists of 6 subcategories:
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
Average Acceptable Risk / Pass - This type of classification has financial ratios and assets are of above average quality, the leverage is worse than average compared to industry standards; the Borrower should have a good repayment history and possess consistent earnings with some growth.
Marginally Acceptable Risk / Pass - This type of classification has financial ratios consistent with industry averages, assets of average quality with ascertainable values, acceptable leverage, moderate capital assets and an acceptable reliance on trade debt; the Borrower demonstrates marginally adequate earnings, cash flow and debt service plus positive trends.
Weak/Monitor Risk (Watch list) / Pass - This type of classification has financial ratios are slightly below standard industry averages and assets are below average quality with unstable values; fixed assets could be near or at the end of their useful life plus liabilities may not match the asset structure.

SPECIAL MENTION - These credits have developing weaknesses deserving extra attention from the lender and lending management. They are currently protected, but potentially weak. The weakness may be, cash flow, leverage, liquidity, management, industry or other factors which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date.

SUBSTANDARD - These credit extensions also have well defined weaknesses, which are inadequately protected by the current worth and debt service capacity of the Borrowers, or the collateral pledged, if any. The repayment of principal and interest as originally intended can be jeopardized by defined weaknesses related to adverse financial, managerial, economic, market or political conditions.

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

MID PENN BANCORP, INC.

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2024	2023	2022	2021	2020	Prior		Total
Commercial real estate
Pass	$49,466	$289,970	$568,000	$372,639	$293,680	$688,117	$43,525	$2,305,397
Special mention	—	188	434	—	—	16,407	191	17,220
Substandard or lower	—	—	2,990	206	3,146	15,313	46	21,701
Total commercial real estate	49,466	290,158	571,424	372,845	296,826	719,837	43,762	2,344,318
Commercial and industrial
Pass	33,909	147,232	97,313	62,551	28,200	104,941	189,231	663,377
Special mention	—	79	61	282	—	2,280	2,272	4,974
Substandard or lower	—	—	—	591	—	1,938	515	3,044
Total commercial and industrial	33,909	147,311	97,374	63,424	28,200	109,159	192,018	671,395
Construction
Pass	13,362	164,703	185,710	56,475	20,419	16,024	28,785	485,478
Special mention	—	—	—	—	1,811	—	—	1,811
Substandard or lower	—	—	—	—	—	—	—	—
Total construction	13,362	164,703	185,710	56,475	22,230	16,024	28,785	487,289
Residential mortgage
Performing	25,512	145,753	148,963	109,236	87,274	197,768	84,656	799,162
Non-performing	—	178	—	79	1,666	6,129	98	8,150
Total residential mortgage	25,512	145,931	148,963	109,315	88,940	203,897	84,754	807,312
Gross charge offs	—	—	(21)	—	—	(7)	—	(28)
Net charge offs	—	—	(21)	—	—	(7)	—	(28)
Consumer
Performing	1,550	1,251	622	591	221	281	2,619	7,135
Non-performing	—	—	—	—	—	—	—	—
Total consumer	1,550	1,251	622	591	221	281	2,619	7,135
Gross charge offs	(16)	—	(2)	—	—	(4)	—	(22)
Current period recoveries	5	—	—	—	—	1.00	—	6
Net charge offs	(11)	—	(2)	—	—	(3)	—	(16)
Total
Pass	$96,737	$601,905	$851,023	$491,665	$342,299	$809,082	$261,541	$3,454,252
Special mention	—	267	495	282	1,811	18,687	2,463	24,005
Substandard or lower	—	—	2,990	797	3,146	17,251	561	24,745
Performing	27,062	147,004	149,585	109,827	87,495	198,049	87,275	806,297
Nonperforming	—	178	—	79	1,666	6,129	98	8,150
Total	$123,799	$749,354	$1,004,093	$602,650	$436,417	$1,049,198	$351,938	$4,317,449

MID PENN BANCORP, INC.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2023	2022	2021	2020	2019	Prior		Total
Commercial real estate
Pass	$271,655	$556,801	$386,911	$297,746	$178,434	$528,326	$38,261	$2,258,134
Special mention	194	—	—	—	6,009	10,482	186	16,871
Substandard or lower	—	5,209	208	3,162	229	17,345	48	26,201
Total commercial real estate	271,849	562,010	387,119	300,908	184,672	556,153	38,495	2,301,206
Gross charge offs	—	—	—	—	—	(16)	—	(16)
Net charge offs	—	—	—	—	—	(16)	—	(16)
Commercial and industrial
Pass	158,824	106,714	68,448	29,961	50,206	57,892	188,714	660,759
Special mention	—	89	2,224	—	227	2,200	4,391	9,131
Substandard or lower	—	—	662	—	—	1,978	2,549	5,189
Total commercial and industrial	158,824	106,803	71,334	29,961	50,433	62,070	195,654	675,079
Gross charge offs	—	(100)	—	(111)	—	(27)	—	(238)
Net charge offs	—	(100)	—	(111)	—	(27)	—	(238)
Construction
Pass	153,596	181,214	54,658	22,357	10,247	5,856	23,262	451,190
Special mention	—	—	—	1,447	—	—	—	1,447
Substandard or lower	—	573	—	—	—	2,257	—	2,830
Total construction	153,596	181,787	54,658	23,804	10,247	8,113	23,262	455,467
Residential mortgage
Performing	158,634	153,203	111,610	90,382	27,863	178,898	87,723	808,313
Non-performing	—	—	93	1,470	—	3,998	—	5,561
Total residential mortgage	158,634	153,203	111,703	91,852	27,863	182,896	87,723	813,874
Gross charge offs	—	—	—	—	—	(13)	—	(13)
Current period recoveries	—	—	—	—	—	38	—	38
Net recoveries	—	—	—	—	—	25	—	25
Consumer
Performing	2,361	754	649	273	223	103	2,803	7,166
Total consumer	2,361	754	649	273	223	103	2,803	7,166
Gross charge offs	(86)	—	(10)	(9)	—	(30)	—	(135)
Current period recoveries	26	—	—	1	—	5	—	32
Net charge offs	(60)	—	(10)	(8)	—	(25)	—	(103)
Total
Pass	$584,075	$844,729	$510,017	$350,064	$238,887	$592,074	$250,237	$3,370,083
Special mention	194	89	2,224	1,447	6,236	12,682	4,577	27,449
Substandard or lower	—	5,782	870	3,162	229	21,580	2,597	34,220
Performing	160,995	153,957	112,259	90,655	28,086	179,001	90,526	815,479
Nonperforming	—	—	93	1,470	—	3,998	—	5,561
Total	$745,264	$1,004,557	$625,463	$446,798	$273,438	$809,335	$347,937	$4,252,792

MID PENN BANCORP, INC.

Mid Penn had no loans classified as "doubtful" as of March 31, 2024 and December 31, 2023. There was $892 thousand and $121 thousand in loans for which formal foreclosure proceedings were in process at March 31, 2024 and December 31, 2023.
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

MID PENN BANCORP, INC.

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
Qualitative factors used in the ACL methodology include the following:
•Lending process
•Concentrations of credit
•Peer Group Divergence
The ACL for individual loans, such as non-accrual and PCD, that do not share risk characteristics with other loans is measured as the difference between the discounted value of expected future cash flows, based on the effective interest rate at origination, and the amortized cost basis of the loan, or the net realizable value. The ACL is the difference between the loan’s net realizable value and its amortized cost basis (net of previous charge-offs and deferred loan fees and costs), except for collateral-dependent loans. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or the "as is" value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on a regular basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Mid Penn’s Real Estate Administration Group to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. If the calculated expected credit loss is determined to be permanent or not recoverable, the amount of the expected credit loss is charged off.
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

MID PENN BANCORP, INC.

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
The following tables present the activity in the ACL - loans by portfolio segment for the three months ended March 31, 2024 and three months ended March 31, 2023:

(In thousands)
As of March 31, 2024	Balance at December 31, 2023	Charge offs	Recoveries	Net loans (charged off) recovered	(Benefit)/Provision for credit losses	Balance at March 31, 2024
Commercial Real Estate
CRE Nonowner Occupied	10,267	—	—	—	150	10,417
CRE Owner Occupied	5,646	—	—	—	(44)	5,602
Multifamily	2,202	—	—	—	168	2,370
Farmland	2,064	—	—	—	(62)	2,002
Commercial and industrial	7,131	—	—	—	(631)	6,500
Construction
Residential Construction	1,256	—	—	—	(80)	1,176
Other Construction	2,146	—	—	—	25	2,171
Residential Mortgage
1-4 Family 1st Lien	1,207	(7)	—	(7)	71	1,271
1-4 Family Rental	1,859	(21)	—	(21)	(299)	1,539
HELOC and Junior Liens	389	—	—	—	68	457
Consumer	20	(22)	6	(16)	15	19
Total	34,187	(50)	6	(44)	(619)	33,524

MID PENN BANCORP, INC.

(In thousands)	Balance at December 31, 2022	CECL Impact	Charge offs	Recoveries	Net loans (charged off) recovered	Provision/(Benefit) for credit losses	Balance at March 31, 2023
Commercial Real Estate
CRE Nonowner Occupied	$8,284	$259	$—	$—	$—	$(368)	$8,175
CRE Owner Occupied	2,916	91	(16)	—	(16)	88	3,079
Multifamily	1,111	35	—	—	—	13	1,159
Farmland	831	26	—	—	—	42	899
Commercial and industrial	4,593	6,601	(111)	—	(111)	186	11,269
Construction
Residential Construction	—	1,270	—	—	—	153	1,423
Other Construction	—	1,931	—	—	—	277	2,208
Residential Mortgage
1-4 Family 1st Lien	370	1,307	(4)	—	(4)	(317)	1,356
1-4 Family Rental	288	731	—	30	30	17	1,066
HELOC and Junior Liens	661	(230)	—	—	—	21	452
Consumer	29	154	(19)	7	(12)	8	179
Unallocated	(126)	(244)	—	—	—	370	—
Total	$18,957	$11,931	$(150)	$37	$(113)	$490	$31,265
The following table presents the ACL for loans and the amortized cost basis of the loans by the measurement methodology used as of March 31, 2024 and December 31, 2023:

(In thousands)	ACL - Loans			Loans
March 31, 2024	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$10,061	$356	$10,417	$1,172,396	$2,378	$1,174,774
CRE Owner Occupied	5,602	—	5,602	620,534	2,040	622,574
Multifamily	2,351	19	2,370	334,781	171	334,952
Farmland	2,002	—	2,002	212,018	—	212,018
Commercial and industrial	5,761	739	6,500	669,037	2,358	671,395
Construction
Residential Construction	1,176	—	1,176	103,861	—	103,861
Other Construction	2,171	—	2,171	383,428	—	383,428
Residential mortgage
1-4 Family 1st Lien	1,271	—	1,271	332,822	1,735	334,557
1-4 Family Rental	1,535	4	1,539	339,696	356	340,052
HELOC and Junior Liens	457	—	457	131,351	1,352	132,703
Consumer	19	—	19	7,135	—	7,135
Total	$32,406	$1,118	$33,524	$4,307,059	$10,390	$4,317,449

MID PENN BANCORP, INC.

(In thousands)	ACL - Loans			Loans
December 31, 2023	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,906	$361	$10,267	$1,145,048	$4,505	$1,149,553
CRE Owner Occupied	5,646	—	5,646	627,995	1,909	629,904
Multifamily	2,190	12	2,202	308,886	173	309,059
Farmland	2,064	—	2,064	212,690	—	212,690
Commercial and industrial	6,419	712	7,131	673,793	1,286	675,079
Construction
Residential Construction	1,256	—	1,256	92,270	573	92,843
Other Construction	2,146	—	2,146	360,368	2,256	362,624
Residential mortgage
1-4 Family 1st Lien	1,207	—	1,207	337,267	1,875	339,142
1-4 Family Rental	1,857	2	1,859	341,236	701	341,937
HELOC and Junior Liens	389	—	389	131,587	1,208	132,795
Consumer	20	—	20	7,166	—	7,166
Total	$33,100	$1,087	$34,187	$4,238,306	$14,486	$4,252,792
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

There was one new modification for the quarter ending March 31, 2024. Information related to loans modified (by type of modification), whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Three months ended March 31, 2024
Residential Mortgage	$—	$—	$92	$92	0.01%
Total	$—	$—	$92	$92	0.01%

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Three months ended March 31, 2023
Commercial real estate	$51	$—	$180	$231	0.04%
Total	$51	$—	$180	$231	0.04%

The financial effects of the interest-only loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added a weighted-average of 2.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.

MID PENN BANCORP, INC.

Note 5 - Deposits
Deposits consisted of the following as of March 31, 2024 and December 31, 2023:

(Dollars in thousands)	March 31, 2024	% of Total Deposits	December 31, 2023	% of Total Deposits
Noninterest-bearing demand deposits	$807,861	18.4%	$801,312	18.4%
Interest-bearing demand deposits	923,120	21.1%	947,372	21.8%
Money market	874,833	20.0%	850,674	19.6%
Savings	284,893	6.5%	288,404	6.6%
Total demand and savings	2,890,707	66.0%	2,887,762	66.4%
Time	1,488,398	34.0%	1,458,450	33.6%
Total deposits	$4,379,105	100.0%	$4,346,212	100.0%

Overdrafts	$558	0.01%	$315	0.01%
The scheduled maturities of time deposits at March 31, 2024 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2024	$827,090	$279,833
Maturing in 2025	238,921	66,846
Maturing in 2026	38,245	3,463
Maturing in 2027	17,642	1,194
Maturing in 2028	11,241	572
Maturing thereafter	3,059	292
	$1,136,198	$352,200
Mid Penn had $244.8 million in brokered certificates of deposits as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, Mid Penn had $91.1 million and $96.7 million of CDAR deposits, respectively.

MID PENN BANCORP, INC.

Note 6 - Derivative Financial Instruments
Mid Penn manages its exposure to certain interest rate risks through the use of derivatives; however, none are entered into for speculative purposes. In 2023, Mid Penn entered into outstanding derivative contracts designated as hedges. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
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
Information related to loan level swaps is set forth in the following table:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$201,405	$187,192
Weighted average remaining term (years)	5.92	6.24
Receive fixed rate (weighted average)	4.56%	4.59%
Pay variable rate (weighted average)	7.48%	7.50%
Estimated fair value (1)	$11,315	$10,484

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$201,405	$187,192
Weighted average remaining term (years)	5.92	6.24
Receive variable rate (weighted average)	4.56%	7.50%
Pay fixed rate (weighted average)	7.48%	4.59%
Estimated fair value	$11,315	$10,484
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

Information related to cash flow hedges is set forth in the following table:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Cash flow hedges
Notional amount	$190,000	$190,000
Weighted average remaining term (years)	1.97	2.22
Pay fixed rate (weighted average)	3.74%	3.74%
Receive variable rate (weighted average)	4.07%	4.07%
Estimated fair value	$3,228	$1,460

MID PENN BANCORP, INC.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months, Mid Penn estimates that an additional $2.2 million will be reclassified as a decrease to interest expense.

Note 7 - Accumulated Other Comprehensive (Loss) Income
The changes in each component of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance at December 31, 2023	$(17,339)	$820	$(118)	$(16,637)
OCI before reclassifications	(1,711)	1,410	8	(293)
Amounts reclassified from AOCI	—	—	(17)	(17)
Balance at March 31, 2024	$(19,050)	$2,230	$(127)	(16,947)

Balance at December 31, 2022	$(19,327)	$—	$111	$(19,216)
OCI before reclassifications	1,977	(128)	5	1,854
Amounts reclassified from AOCI	—	—	(12)	(12)
Balance at March 31, 2023	$(17,350)	$(128)	$104	$(17,374)

MID PENN BANCORP, INC.

Note 8 - Fair Value Measurement
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
There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2024 or the year ended December 31, 2023.
The following tables illustrate the assets measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets.

	March 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$35,490	$—	$35,490
Mortgage-backed U.S. government agencies	—	146,765	—	146,765
State and political subdivision obligations	—	3,633	—	3,633
Corporate debt securities	—	31,744	—	31,744
Equity securities	431	—	—	431
Loans held for sale	—	4,581	—	4,581
Other assets:
Derivative assets	—	14,543	—	14,543
Total	$431	$236,756	$—	$237,187

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$35,649	$—	$35,649
Mortgage-backed U.S. government agencies	—	152,683	—	152,683
State and political subdivision obligations	—	3,646	—	3,646
Corporate debt securities	—	31,577	—	31,577
Equity securities	438	—	—	438
Loans held for sale	—	3,855	—	3,855
Other assets:
Derivative assets	—	11,944	—	11,944
Total	$438	$239,354	$—	$239,792

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
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of March 31, 2024 were measured as the price that secondary market investors were offering for loans with similar characteristics.
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
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. The following table illustrates Level 3 financial instruments measured at fair value on a nonrecurring basis:

(In thousands)	March 31, 2024	December 31, 2023
Individually evaluated loans, net of ACL	$9,272	$13,399
Foreclosed assets held for sale	5,110	293
Net loans - This category consists of loans that were individually evaluated for credit losses, net of the related ACL, and have been classified as Level 3 assets. For 2023, the amount shown is the balance of individually evaluated loans reporting a specific allocation or that have been partially charged-off. All of these loans are considered collateral-dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allowance allocation or not, are considered collateral- dependent. Mid Penn utilized Level 3 inputs such as independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.
Foreclosed assets held for sale - Values are based on appraisals that consider the sales prices of property in the proximate vicinity.

MID PENN BANCORP, INC.

The following tables summarize the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	March 31, 2024
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$68,085	$68,085	$—	$—	$68,085
Available-for-sale investment securities	217,632	—	217,632	—	217,632
Held-to-maturity investment securities	396,998	—	351,204	—	351,204
Equity securities	431	431	—	—	431
Loans held for sale	4,581	—	4,581	—	4,581
Net loans	4,283,925	—	—	4,285,266	4,285,266
Restricted investment in bank stocks	17,446	17,446	—	—	17,446
Accrued interest receivable	26,975	26,975	—	—	26,975
Derivative assets	14,543	—	14,543	—	14,543
Financial instruments - liabilities
Deposits	$4,379,105	$—	$4,368,088	$—	$4,368,088
Short-term borrowings	271,849	—	271,849	—	271,849
Long-term debt (1)	20,768	—	20,768	—	20,768
Subordinated debt	46,201	—	40,332	—	40,332
Accrued interest payable	16,330	16,330	—	—	16,330
Derivative liabilities	11,315	—	11,315	—	11,315
(1)Long-term debt excludes finance lease obligations.

	December 31, 2023
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$96,763	$96,763	$—	$—	$96,763
Available-for-sale investment securities	223,555	—	223,555	—	223,555
Held-to-maturity investment securities	399,128	—	357,521	—	357,521
Equity securities	438	438	—	—	438
Loans held for sale	3,855	—	3,855	—	3,855
Net loans	4,218,605	—	—	4,221,926	4,221,926
Restricted investment in bank stocks	16,768	16,768	—	—	16,768
Accrued interest receivable	25,820	25,820	—	—	25,820
Derivative assets	11,944	—	11,944	—	11,944
Financial instruments - liabilities
Deposits	$4,346,212	$—	$4,337,723	$—	$4,337,723
Short-term debt	241,532	—	241,532	—	241,532
Long-term debt (1)	55,806	—	55,081	—	55,081
Subordinated debt	46,354	—	39,515	—	39,515
Accrued interest payable	14,257	14,257	—	—	14,257
Derivative liabilities	10,484	—	10,484	—	10,484
(1)Long-term debt excludes finance lease obligations.

MID PENN BANCORP, INC.

The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of March 31, 2024 and December 31, 2023.
Note 9 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $61.4 million and $62.2 million of standby letters of credit outstanding as of March 31, 2024 and December 31, 2023, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of March 31, 2024 and December 31, 2023 for payment under standby letters of credit issued was not considered material.
Mid Penn adopted FASB ASC Topic 326, effective January 1, 2023, which requires Mid Penn to estimate expected credit losses for OBS credit exposures which are not unconditionally cancellable. Mid Penn maintains a separate ACL on OBS credit exposures, including unfunded loan commitments and letters of credit, which is included in other liabilities on the accompanying Consolidated Balance Sheets.
The ACL - OBS is adjusted as a provision for OBS commitments in provision for credit losses. The estimate includes consideration of the likelihood that funding will occur, an estimate of exposure at default that is derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates that are derived from the same models and approaches for Mid Penn's other loan portfolio segments described in "Note 4 - Loans and Allowance for Credit Losses - Loans" above, as these unfunded commitments share similar risk characteristics with these loan portfolio segments.
The ACL - OBS at March 31, 2024 was $3.2 million compared to $3.6 million at December 31, 2023. On January 1, 2023 in conjunction with adopting ASC 326, Mid Penn recorded an additional $3.1 million of provision for OBS which was included in the adoption cumulative effect adjustment. A benefit for OBS credit losses of $318 thousand was recorded for the three months ended March 31, 2024.
Litigation
Mid Penn is subject to lawsuits and claims arising out of its normal conduct of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of Mid Penn.
Note 10 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were $271.8 million and $241.5 million as of March 31, 2024 and December 31, 2023, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by the Bank’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $3.0 billion at March 31, 2024. The Bank had a short-term borrowing capacity from the FHLB as of March 31, 2024 up to the Bank’s unused borrowing capacity of $1.7 billion (equal to $2.1 billion of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at March 31, 2024. No draws were made on these lines as of March 31, 2024 and December 31, 2023.

MID PENN BANCORP, INC.

Long-term Debt
The following table presents a summary of long-term debt as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023
FHLB fixed rate instruments:
Due January 2024, 1.10%	$—	$10,000
Due March 2024, 5.60%	—	25,000
Due February 2026, 4.51%	20,000	20,000
Due August 2026, 4.80%	746	782
Due February 2027, 6.71%	22	24
Total FHLB fixed rate instruments	20,768	55,806
Lease obligations included in long-term debt	3,173	3,197
Total long-term debt	$23,941	$59,003
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Bank loan receivables, principally real estate secured loans. The Bank also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $142.9 million and $153.5 million as of March 31, 2024 and December 31, 2023, respectively.

MID PENN BANCORP, INC.

Note 11 - Subordinated Debt and Trust Preferred Securities
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
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $750 thousand of the December 2020 Notes as of March 31, 2024 and December 31, 2023.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of its subordinated notes due March 2030 (the "March 2020 Notes"). As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6.9 million of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of March 31, 2024 was $8.1 million. The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.
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
Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $1.7 million of the March 2020 Notes as of March 31, 2024 and December 31, 2023.

MID PENN BANCORP, INC.

Note 12 - Common Stock and Earnings Per Share
Treasury Stock Repurchase Program
Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through April 24, 2025 by Mid Penn’s Board of Directors on April 24, 2024. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares.
During the three months ended March 31, 2024, Mid Penn repurchased 15,500 shares of common stock at an average price of $20.81. As of March 31, 2024, Mid Penn had repurchased 440,722 shares of common stock at an average price of $22.78 per share under the Program. The Program had approximately $5.0 million remaining available for repurchase as of March 31, 2024.
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
As of March 31, 2024, a total of 217,514 restricted shares were granted under the 2014 Plan, of which 83,107 shares were unvested. The 2014 Plan shares granted and vested resulted in $302 thousand and $249 thousand in share-based compensation expense for the three months ended March 31, 2024 and 2023, respectively.
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

MID PENN BANCORP, INC.

The following data shows the amounts used in computing basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Net income	$12,133	$11,227

Weighted average common shares outstanding (basic)	16,567,902	15,886,186
Effect of dilutive unvested restricted stock grants	45,471	44,935
Weighted average common shares outstanding (diluted)	16,613,373	15,931,121

Basic earnings per common share	$0.73	$0.71
Diluted earnings per common share	0.73	0.70
There were no antidilutive instruments at March 31, 2024 and 2023.

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
Caution About Forward-Looking Statements
Forward-looking statements involve risks, uncertainties and assumptions. Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements. Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q, the 2023 Annual Report, and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
•supply chain disruption; and
•the factors described in Item 1A of the Corporation's 2023 Annual Report and subsequent filings with the SEC.
The above list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with this understanding of inherent uncertainty. Additional information regarding these as well as other factors that could affect future financial results can be found in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2023 Annual Report. The results of operations for interim periods are not necessarily indicative of operating results expected for the full year.
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
The following table presents a summary of Mid Penn's earnings and selected performance ratios:

	Three Months Ended March 31,
	2024	2023
Net Income	$12,133	$11,227
Diluted EPS	$0.73	$0.70
Dividends Declared	$0.20	$0.20
Return on average assets	0.92%	1.01%
Return on average equity	8.94%	8.91%
Net interest margin (1)	2.97%	3.49%
Non-performing assets to total assets	0.29%	0.31%
Net charge-off (recoveries) to average loans (annualized)	0.004%	0.013%
(1) Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section.

During the second quarter of 2023, Mid Penn completed the Brunswick Acquisition, which added total assets of $390.7 million comprised primarily of $324.5 million of loans. This transaction resulted in the addition of 5 branches in central New Jersey. Mid Penn issued 849,510 shares of its common stock as well as a net cash payment to Brunswick shareholders

MID PENN BANCORP, INC.

of $27.6 million, for total consideration of $45.7 million for all outstanding stock and the cancellation of options of Brunswick.
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended March 31, 2024 was $12.1 million, or $0.73 per both common share basic and diluted, compared to earnings of $11.2 million, or $0.71 per both common share basic and diluted for the three months ended March 31, 2023.
◦Net Interest Margin - For the first quarter of 2024, Mid Penn’s net interest margin was 2.97% versus 3.49% for the same period of 2023. The decrease is primarily driven by higher interest rates resulting from persistent inflation. The yield on interest-earning assets for the first quarter of 2024 increased 67 basis points from the same period of 2023. The rate on interest-bearing liabilities increased 143 basis points from the same period of 2023.
◦Loan Growth - Total loans, net of unearned income, as of March 31, 2024 were $4.3 billion compared to $4.3 billion as of December 31, 2023, an increase of $64.7 million, or 1.5%. The growth was primarily driven by an increase in commercial real estate of $43.1 million. and an increase in construction loans of $31.8 million, offset by a decrease in residential mortgage loans of $6.6 million.
◦Deposit Growth - Total deposits increased $32.9 million, or 0.8%, from $4.3 billion at December 31, 2023, to $4.4 billion at March 31, 2024. The growth was primarily driven by an increase of $29.9 million in time deposits, and a $6.5 million increase in non-interest bearing accounts, partially offset by a decrease in interest-bearing transaction accounts.
•Asset Quality - Mid Penn adopted CECL on January 1, 2023. Its ACL at March 31, 2024 was $33.5 million, or 0.78% of total loans, as compared to $34.2 million, or 0.80% of total loans at December 31, 2023.
◦Net Charge-offs/Recoveries - Mid Penn had net charge-offs of $44 thousand and $113 thousand for the three months ended March 31, 2024 and 2023, respectively.
◦Non-performing assets - Total non-performing assets were $15.5 million at March 31, 2024, an increase compared to non-performing assets of $14.5 million at December 31, 2023. The increase is primarily related to loans totaling $1.1 million attributable to one relationship placed on non-accrual. Delinquency as a percentage of total loans was 0.38% at March 31, 2024.
◦Benefit/Provision for credit losses - loans - The benefit for credit losses - loans was $619 thousand for the three months ended March 31, 2024 compared to $490 thousand for the same period of 2023. The decrease in provision for the three months ended March 31, 2024, is primarily due to a decrease in loss factors across all portfolios. The benefit for credit losses on off-balance sheet credit exposures was $318 thousand for the three months ended March 31, 2024.
•Noninterest Income - Noninterest income totaled $5.8 million for the three months ended March 31, 2024 compared to $4.3 million for the three months ended March 31, 2023. The increase in noninterest income is primarily due to a $1.5 million increase in other miscellaneous noninterest income.
•Noninterest Expense - Noninterest expense totaled $28.5 million for the first quarter of 2024, an increase of $2.5 million, or 9.4%, compared to noninterest expense of $26.1 million for the same period of 2023. The increase was primarily the result of a $1.6 million increase in salaries and benefits expense, driven by the Brunswick acquisition, and a $605 thousand increase in FDIC charges due to increased assessment rates.

MID PENN BANCORP, INC.

•Liquidity - Current liquidity, including borrowing capacity, enhanced to nearly $1.69 billion or 142.7% of uninsured and uncollateralized deposits, or approximately 38.5% of total deposits.

MID PENN BANCORP, INC.

Critical Accounting Estimates
The 2023 Annual Report includes a summary of critical accounting estimates that Mid Penn considers to be most important to the presentation of its financial condition and results of operations, because they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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
For further discussion of the methodology used in the determination of the ACL, refer to "Note 1 - Summary of Significant Accounting Policies", "Note 3 - Investment Securities", "Note 4 - Loans and Allowance for Credit Losses - Loans" and "Note 9 - Commitments and Contingencies" to the Consolidated Financial Statements. To the extent actual outcomes differ from management estimates, additional PCL may be required that would adversely impact earnings in future periods.
Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible, a triggering event. At March 31, 2024, Mid Penn had goodwill of $127.0 million and Mid Penn's stock continues to trade below book value.

Our annual impairment test was conducted during the fourth quarter of 2023. Factors considered include actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others. No

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the periods presented:

	Average Balances, Income and Interest Rates
	For the Three Months Ended
	March 31, 2024			March 31, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$39,999	$403	4.05%	$5,761	$53	3.73%
Investment Securities:
Taxable	539,674	3,800	2.83%	556,901	3,764	2.74%
Tax-Exempt	76,013	376	1.99%	79,250	389	2.52%
Total Investment Securities	615,687	4,176	2.73%	636,151	4,153	2.71%

Federal Funds Sold	10,373	136	5.27%	3,775	45	4.83%
Loans	4,293,828	63,236	5.92%	3,555,375	45,865	5.24%
Restricted Investment in Bank Stocks	19,439	240	4.97%	9,542	110	4.68%
Total Interest-earning Assets	4,979,326	68,191	5.51%	4,210,604	50,226	4.86%

Cash and Due from Banks	38,264			51,444
Other Assets	302,090			258,821
Total Assets	$5,319,680			$4,520,869

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$898,340	$3,884	1.74%	$968,951	$2,691	1.13%
Money Market	876,242	5,968	2.74%	940,286	4,084	1.76%
Savings	287,765	72	0.10%	330,773	54	0.07%
Time	1,468,611	16,408	4.49%	749,598	5,172	2.80%
Total Interest-bearing Deposits	3,530,958	26,332	3.00%	2,989,608	12,001	1.63%

Short-term borrowings	316,025	4,446	5.66%	121,898	1,490	4.96%
Long-term debt	40,571	533	5.28%	4,350	44	4.10%
Subordinated debt and trust preferred securities	46,275	424	3.69%	56,875	642	4.58%
Total Interest-bearing Liabilities	3,933,829	31,735	3.24%	3,172,731	14,177	1.81%

Noninterest-bearing Demand	781,136			793,382
Other Liabilities	58,714			43,899
Shareholders' Equity	546,001			510,857
Total Liabilities & Shareholders' Equity	$5,319,680			$4,520,869

Net Interest Income		$36,456			$36,049
Taxable Equivalent Adjustment (1)		260			200
Net Interest Income (taxable-equivalent basis)		$36,716			$36,249

Total Yield on Earning Assets			5.51%			4.86%
Rate on Supporting Liabilities			3.24%			1.81%
Average Interest Spread			2.27%			3.05%
Net Interest Margin (1)			2.97%			3.49%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended March 31, 2024 in comparison to the same period in 2023:

	Three months ended March 31, 2024 vs. March 31, 2023
	Increase (decrease)
(Dollars in thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$318	$32	$350
Investment Securities:
Taxable	(117)	153	36
Tax-Exempt	(20)	7	(13)
Total Investment Securities	(137)	160	23

Federal Funds Sold	79	12	91
Loans	9,621	7,750	17,371
Restricted Investment Bank Stocks	115	15	130
Total Interest Income	9,996	7,969	17,965

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	(198)	1,391	1,193
Money Market	(280)	2,164	1,884
Savings	(7)	25	18
Time	5,006	6,230	11,236
Total Interest-Bearing Deposits	4,521	9,810	14,331

Short-term Borrowings	2,394	562	2,956
Long-term Debt	369	120	489
Subordinated Debt	(121)	(97)	(218)
Total Interest Expense	7,163	10,395	17,558

NET INTEREST INCOME	$2,833	$(2,426)	$407
For the three months ended March 31, 2024, net interest income was $36.5 million compared to net interest income of $36.0 million for the three months ended March 31, 2023. The tax-equivalent net interest margin for the three months ended March 31, 2024 was 2.97% compared to 3.49% for the first quarter of 2023, representing a 53 bp decrease compared to the same period in 2023, primarily driven by higher interest rates resulting from persistent inflation.
The yield on interest-earning assets increased to 5.51% for the quarter ended March 31, 2024, from 4.84% for the quarter ended March 31, 2023. These increases were due to assets continuing to reprice at higher rates during the first quarter of 2024. Increased yields on interest-earning assets were more than offset by increases in funding costs for the first quarter of 2024, with the overall cost of interest-bearing liabilities increasing to 3.24% during the first quarter of 2024, compared to 3.02% for the three months ended December 31, 2023, and 1.81% for the three months ended March 31, 2023.
Average investment securities decreased $20.5 million and the yield on those investment securities increased 2 bps during the first quarter of 2024 compared to the first quarter of 2023, reducing interest income due to volume by $137 thousand offset by increased rates contributing $160 thousand to interest income. Average loans increased $738.5 million, and the yield on those loans increased 68 bps, contributing $9.6 million and $7.8 million, respectively, to the increase in interest income.

MID PENN BANCORP, INC.

Interest expense increased $17.6 million during the first quarter of 2024 compared to the first quarter of 2023. The rate of interest-bearing liabilities increased from 1.81% for the first quarter of 2023 to 3.24% for the first quarter of 2024. The increase in the rate was primarily a result of a shift in the mix of deposits from demand, money market and savings to higher yielding time deposits. Mid Penn continued to offer higher rates over the comparable period to both retain and attract deposits. In addition, average short-term borrowings of $316.0 million were used to help fund loan growth, contributing $3.0 million to interest expense during the first quarter of 2024.
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
Provision for Credit Losses - Loans
On January 1, 2023, Mid Penn adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL. The benefit for credit losses on loans was $619 thousand for the three months ended March 31, 2024 compared to a provision of $490 thousand for the three months ended March 31, 2023. The decrease is primarily due to a decrease in loss factors across all portfolios.
Noninterest Income
Noninterest income for the three months ended March 31, 2024 was $5.8 million and $4.3 million for the three months ended March 31, 2023. The following table and explanations that follow provide additional analysis of noninterest income.
Noninterest income and variance analysis:

	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023	$ Variance	% Variance
Fiduciary and wealth management	$1,132	$1,236	$(104)	(8.4%)
ATM debit card interchange	945	1,056	(111)	(10.5)
Service charges on deposits	509	435	74	17.0
Mortgage banking	424	384	40	10.4
Mortgage hedging	—	20	(20)	(100.0)
Net gain on sales of SBA loans	107	—	107	100.0
Earnings from cash surrender value of life insurance	284	254	30	11.8
Other	2,436	940	1,496	159.1
Total	$5,837	$4,325	$1,512	35.0%

For the three months ended March 31, 2024, noninterest income totaled $5.8 million, an increase of $1.5 million, or 34.96%, compared to noninterest income of $4.3 million for the three months ended March 31, 2023. The increase in noninterest income is primarily due to a $1.5 million increase in other miscellaneous noninterest income.
Noninterest Expense
For the three months ended March 31, 2024, noninterest expense totaled $28.5 million, an increase of $2.5 million, or 9.4%, compared to noninterest expense of $26.1 million for the same period in 2023. The following table and explanations that follow provide additional analysis of noninterest expense:

MID PENN BANCORP, INC.

	Three Months Ended March 31,
(Dollars in Thousands)	2024	2023	$ Variance	% Variance
Salaries and employee benefits	$15,462	$13,844	$1,618	11.7%
Software licensing and utilization	2,120	1,946	174	8.9
Occupancy expense, net	1,982	1,886	96	5.1
Equipment expense	1,222	1,251	(29)	(2.3)
Shares tax	997	899	98	10.9
Legal and professional fees	998	800	198	24.8
ATM/card processing	534	493	41	8.3
Intangible amortization	428	344	84	24.4
FDIC Assessment	945	340	605	177.9
Gain on sale of foreclosed assets, net	—	—	—	N/M
Merger and acquisition expense	—	224	(224)	N/M
Post-acquisition restructuring expense	—	—	—	N/M
Other expenses	3,832	4,043	(211)	(5.2)
Total Noninterest Expense	$28,520	$26,070	$2,450	9.4%

For the three months ended March 31, 2024, noninterest expense totaled $28.5 million, an increase of $2.7 million, or 10.4%, compared to noninterest expense of $25.8 million for the three months ended March 31, 2023. The increase was primarily the result of a $1.6 million increase in salaries and benefits expense, driven by the Brunswick acquisition, and a $605 thousand increase in FDIC charges due to increased assessment rates.

Income Taxes
The provision for income taxes was $2.6 million for the three months ended March 31, 2024 compared to $2.6 million for the same period in 2023. The provision for income taxes for the three months ended March 31, 2024 reflects a combined Federal and State effective tax rate of 17.5% and 18.7%, for the three months ended March 31, 2024 and March 31, 2023, respectively. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
Financial Condition
Mid Penn’s total assets were $5.3 billion as of March 31, 2024, reflecting an increase of $39.6 million, or 0.7%, compared to total assets of $5.3 billion as of December 31, 2023. The increase was primarily driven by organic loan growth, offset by a reduction in cash and cash equivalents.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. Total investment securities as of March 31, 2024 were $614.6 million compared to $622.7 million as of December 31, 2023. Mid Penn does not intend to grow the investment portfolio beyond levels necessary to support pledging requirements.

MID PENN BANCORP, INC.

The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost):

	Maturing
(In Thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years
As of March 31, 2024	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$12,380	3.21%	$21,304	2.82%	$1,806	3.30%	$—	—%
Mortgage-backed U.S. government agencies	—	—	—	—	5,421	2.53	141,344	3.01
State and political subdivision obligations	—	—	—	—	1,708	2.17	1,925	2.66
Corporate debt securities	—	—	11,515	4.68	20,229	4.41	—	—
	$12,380	3.21%	$32,819	3.48%	$29,164	3.87%	$143,269	3.01%
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$6,000	3.68%	$84,981	1.91%	$153,358	2.10%	$1,500	2.45%
Mortgage-backed U.S. government agencies	—	—	2,408	2.87	6,320	2.84	33,648	2.02
State and political subdivision obligations	7,047	2.44	34,461	2.50	22,716	2.20	19,094	2.59
Corporate debt securities	—	—	6,015	3.42	19,450	4.19	—	—
	$13,047	3.01%	$127,865	2.16%	$201,844	2.34%	$54,242	2.23%

MID PENN BANCORP, INC.

Loans, net of unearned interest
Total loans, net of unearned interest, as of March 31, 2024 were $4.3 billion compared to $4.3 billion as of December 31, 2023. The growth of $64.7 million, or 1.5%, since December 31, 2023 was the result of organic loan growth. Organic growth occurred primarily across the commercial real estate and commercial and industrial portfolios, offset by a decrease in residential mortgage loan portfolios.

	March 31, 2024		December 31, 2023		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,174,774	27.2%	$1,149,553	27.0%	$25,221	2.2%
CRE Owner Occupied	622,574	14.4	629,904	14.8	(7,330)	(1.2)
Multifamily	334,952	7.8	309,059	7.3	25,893	8.4
Farmland	212,018	4.9	212,690	5.0	(672)	(0.3)
Total Commercial Real Estate	2,344,318	54.3	2,301,206	54.1	43,112	1.9
Commercial and industrial	671,395	15.6	675,079	15.9	(3,684)	(0.5)
Construction
Residential Construction	103,861	2.4	92,843	2.2	11,018	11.9
Other Construction	383,428	8.9	362,624	8.5	20,804	5.7
Total Construction	487,289	11.3	455,467	10.7	31,822	7.0
Residential mortgage
1-4 Family 1st Lien	334,557	7.7	339,142	8.0	(4,585)	(1.4)
1-4 Family Rental	340,052	7.9	341,937	8.0	(1,885)	(0.6)
HELOC and Junior Liens	132,703	3.1	132,795	3.1	(92)	(0.1)
Total Residential Mortgage	807,312	18.7	813,874	19.1	(6,562)	(0.8)
Consumer	7,135	0.2	7,166	0.2	(31)	(0.4)
	$4,317,449	100.0%	$4,252,792	100.0%	$64,657	1.5%

The majority of the Bank's loan portfolio is to businesses and individuals located within the Bank's primary market area of the Pennsylvania counties of Berks, Blair, Bucks, Centre, Chester, Clearfield, Cumberland, Dauphin, Fayette, Huntingdon, Lancaster, Lehigh, Luzerne, Montgomery, Perry, Schuylkill and Westmoreland, along with Middlesex and Monmouth counties of New Jersey. Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved. Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured. Residential real estate loans are secured by liens on the residential property. Consumer loans include installment loans, lines of credit and home equity loans. The Bank has no significant concentration of credit to any one borrower. The Bank’s highest concentration of credit by loan type is in commercial real estate.
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

MID PENN BANCORP, INC.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value:

(Dollars in thousands)	March 31, 2024			December 31, 2023
Commercial Real Estate	Balance	% of portfolio	Weighted Average LTV (2)	Balance		% of portfolio	Weighted Average LTV (2)
Owner Occupied (1)	$622,574	26.5%	N/A	$627,995		27.4%	N/A
Farmland (1)	212,018	9.0	N/A	212,690		9.2	N/A
Multifamily	334,952	14.3	63.5	308,886		13.4	58.9
Non Owner Occupied
Retail	360,350	15.4	53.7	414,485		18.0	51.0
Office	275,693	11.8	63.9	301,810		13.1	64.4
Industrial	150,852	6.4	58.0	156,075		6.8	49.3
Hospitality	132,986	5.7	48.8	137,718		6.0	49.4
Flex	37,202	1.6	54.5	39,374		1.7	56.0
Mobile Home Park	20,260	0.9	66.7	21,298		0.9	68.4
Health Care	9,933	0.4	54.0	15,618		0.7	54.6
Other Property Types	187,498	8.0	55.5	65,257		2.8	43.2
Total Commercial Real Estate	$2,344,318	100.0%	58.2%	$2,301,206	2301206000000	100.0%	55.4%
(1) LTV not available for Owner Occupied and Farmland properties.
(2) Weighted average Loan to Value is calculated based on estimated current market values of the properties.

MID PENN BANCORP, INC.

Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In Thousands)
As of March 31, 2024	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate	$80,175	$541,173	$920,317	$802,653	$2,344,318
Commercial and industrial	22,428	317,609	104,257	227,101	671,395
Construction	92,221	270,288	75,307	49,473	487,289
Residential mortgage	31,051	97,611	230,221	448,429	807,312
Consumer	1,390	1,840	1,449	2,456	7,135
Total loans held in portfolio	227,265	1,228,521	1,331,551	1,530,112	4,317,449
Predetermined (fixed) interest rates:
Commercial real estate	55,973	348,819	121,859	11,767	538,418
Commercial and industrial	18,864	220,699	36,589	11,691	287,843
Construction	44,332	71,170	26,889	831	143,222
Residential mortgage	18,876	80,929	91,209	139,783	330,797
Consumer	754	1,770	1,449	334	4,307
Total predetermined (fixed) interest rates	138,799	723,387	277,995	164,406	1,304,587
Floating interest rates:
Commercial real estate	24,201	192,354	798,458	790,886	1,805,899
Commercial and industrial	3,564	96,910	67,668	215,410	383,552
Construction	47,889	199,118	48,418	48,642	344,067
Residential mortgage	12,176	16,682	139,012	308,646	476,516
Consumer	636	70	—	2,122	2,828
Total floating interest rates	88,466	505,134	1,053,556	1,365,706	3,012,862
Total fixed and floating interest rates	$227,265	$1,228,521	$1,331,551	$1,530,112	$4,317,449

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

Changes in the ACL are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Balance, beginning of period	$34,187	$18,957

Impact of adopting CECL	—	11,931

Loans charged off during period	(50)	(150)
Recoveries of loans previously charged off	6	37
Net (charge-offs) recoveries	(44)	(113)

(Benefit)/Provision for credit losses	(619)	490
Balance, end of period	$33,524	$31,265

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	0.004%	0.013%

Ratio of ACL - loans to net loans at end of period	0.78%	0.87%
.

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of March 31, 2024, December 31, 2023, and March 31, 2023.

(Dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Non-performing Assets:
Total non-performing loans	$10,389	$14,216	$13,909

Foreclosed real estate	5,110	293	248
Total non-performing assets	15,499	14,509	14,157

Accruing loans 90 days or more past due	25	—	7
Total risk elements	$15,524	$14,509	$14,164

Non-performing loans as a percentage of total loans outstanding	0.24%	0.33%	0.39%

Non-performing assets as a percentage of total loans outstanding and foreclosed real estate	0.36%	0.34%	0.39%

Ratio of ACL to non-performing loans	322.69%	240.48%	224.78%
Total nonperforming assets were $15.5 million at March 31, 2024, an increase compared to nonperforming assets of $14.5 million at December 31, 2023. The increase during the first quarter of 2024 primarily related to loans totaling $1.1 million attributable to one relationship placed on non-accrual. Delinquency as a percentage of total loans was 0.38% at March 31, 2024.

Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible, a triggering event. At March 31, 2024, Mid Penn had goodwill of $127.0 million and Mid Penn's stock continues to trade below book value. Management has not noted any factors either internally or externally which would indicate that a triggering event has occurred during the first quarter of 2024 warranting an additional impairment test. Factors considered include actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of Goodwill impairment. Additionally, our annual impairment test will be conducted as of October 31, 2024.
Deposits
Total deposits increased $32.9 million, or 0.8%, from $4.3 billion on December 31, 2023, to $4.4 billion at March 31, 2024. The growth was primarily due to an increase of $29.9 million, or 2.1%, in time deposits, and a $6.5 million, or 0.8%, in non-interest bearing accounts, partially offset by decreases in interest-bearing transaction accounts.

As of March 31, 2024, uninsured deposits were approximately $1.2 billion compared to $1.2 billion as of December 31, 2023. The maturities of the uninsured time deposits as of March 31, 2024 were as follows:

(In thousands)	3/31/2024
Three months or less	$157,317
Over three months to six months	53,268
Over six months to twelve months	110,342
Over twelve months	30,576
$351,503

MID PENN BANCORP, INC.

Borrowings

Total short-term borrowings increased $30.3 million, or 12.6%, from December 31, 2023 in order to fund loan growth. Short term FHLB borrowings increased $125.0 million offset by a decrease in FHLB overnight borrowings of $94.7 million. Total long-term borrowings were $23.9 million at March 31, 2024, a decrease of $35.1 million from December 31, 2023.
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
The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the three months ended March 31, 2024 provided $12.4 million of cash, mainly due to net income. Cash used in investing activities during the three months ended March 31, 2024 was $65.7 million, mainly the result of the net increase in loans. Cash provided by financing activities during the three months ended March 31, 2024 totaled $24.7 million, primarily the result of an increase in net deposits.
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

MID PENN BANCORP, INC.

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
Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets. The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016, are illustrated below. At March 31, 2024, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.
Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	March 31, 2024	December 31, 2023	Regulatory Minimum for Capital Adequacy	Fully Phased-In, with Capital Conversation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	11.66%	11.69%	10.50%	4.00%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	9.78	9.78	8.50	7.00
Common Equity Tier I (to Risk-Weighted Assets)	9.78	9.78	7.00	8.50
Tier I Leverage Capital (to Average Assets)	8.31	8.32	4.00	10.50
As of March 31, 2024 and December 31, 2023, Mid Penn and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
Shareholders' Equity
Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements. Accordingly, capital management has been, and will continue to be, of paramount importance to Mid Penn.
Shareholders’ equity increased by $8.6 million, or 1.6%, from $542.4 million as of December 31, 2023 to $551.0 million as of March 31, 2024, primarily due to earnings of $12.1 million, partially offset by dividends declared of $3.3 million and stock repurchases of $323 thousand.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased or decreased by 100, 200, 300 and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to downward interest rate changes, while an increase in interest rates rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At March 31, 2024, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
400	(2.50)%	≥ -25%
300	(1.90)%	≥ -20%
200	(1.30)%	≥ -15%
100	(0.60)%	≥ -10%
(100)	0.90%	≥ -10%
(200)	1.40%	≥ -15%
(300)	1.50%	≥ -20%
(400)	2.20%	≥ -25%
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2024, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

MID PENN BANCORP, INC.

Changes in Internal Controls
There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the three months ended March 31, 2024.

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
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the 2023 Annual Report and subsequent reports filed with the SEC to determine if there were material changes applicable to the three months ended March 31, 2024. There have been no material changes to such risk factors.

MID PENN BANCORP, INC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)None.
(2)None.

Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through April 24, 2025 by Mid Penn’s Board of Directors on April 24, 2024. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares. During the three months ended March 31, 2024, Mid Penn repurchased 15,500 shares of common stock at an average price of $20.81. As of March 31, 2024, Mid Penn repurchased 440,722 shares of common stock under the program.

MID PENN BANCORP, INC.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5 – OTHER INFORMATION
None

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS

3.1	The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on form 10-Q with the SEC on May 9, 2023.)

3.2	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.)

10.1	Employment Agreement among Mid Penn Bancorp, Inc, Mid Penn Bank and Jordan D. Space dated September 6, 2022. (Filed herewith)

10.2	Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Jordan D. Space dated September 18, 2023. (Filed herewith)

10.3	Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Jordan D. Space dated September 6, 2022. (Filed herewith)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101).

MID PENN BANCORP, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	May 8, 2024

By:	/s/ Justin T. Webb
Justin T. Webb Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2024