Form 10-Q
period 2024-06-30
MID PENN BANCORP INC
filed 2024-08-07
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, the registrant had 16,696,416 shares of common stock outstanding, par value $1.00 per share.

FORM 10-Q
Unless the context otherwise requires, the terms "Mid Penn", "Corporation" "we", "us", and "our" refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2014 Plan	2014 Restricted Stock Plan
2023 Annual Report	Corporation's Annual Report on Form 10-K for the year ended December 31, 2023
2023 Plan	2023 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Mid Penn Bank
BOLI	Bank Owned Life Insurance
bp or bps	basis point(s)
Brunswick	Brunswick Bancorp
Brunswick Acquisition	Merger acquisition of Brunswick
Brunswick Bank	Brunswick Bank & Trust Company
CCL	Provision for Credit Losses - Credit Commitments
CECL	Current Expected Credit Losses
DCF	Discounted Cash Flow
DIF	FDIC’s Deposit Insurance Fund
DRIP	Dividend Reinvestment Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	the Financing Corporation
FOMC	Federal Open Market Committee
FTE	Fully taxable-equivalent
HFS	Held for Sale
HTM	Held to Maturity
LGD	Loss Given Default
LHFI	Loans held for investment
Loans	Loans, net of unearned interest
Management Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of Brunswick with and into Mid Penn
Mid Penn or the Corporation	Mid Penn Bancorp, Inc.
N/M	Not meaningful - (percentage changes greater than +/- 150% not considered meaningful)
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
PCD	Purchased Credit Deteriorated
PCL	Provision for Credit Losses - Loans
PD	Probability of Default
Riverview	Riverview Financial Corporation
Riverview Acquisition	Merger acquisition of Riverview
ROA	Return on Assets
ROE	Return on Equity
SBA	Small Business Association
SEC	Securities Exchange Commission

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$36,948	$45,435
Interest-bearing balances with other financial institutions	25,585	34,668
Federal funds sold	43,193	16,660
Total cash and cash equivalents	105,726	96,763
Investment securities:
HTM, at amortized cost (fair value $347,275 and $357,521)	393,320	399,128
AFS, at fair value	207,936	223,555
Equity securities available for sale, at fair value	427	438
Loans held for sale, at fair value	8,420	3,855
Loans, net of unearned interest	4,364,561	4,252,792
Less: ACL - Loans	(35,288)	(34,187)
Net loans	4,329,273	4,218,605

Premises and equipment, net	34,344	36,909
Operating lease right of use asset	7,925	8,953
Finance lease right of use asset	2,638	2,727
Cash surrender value of life insurance	53,298	54,497
Restricted investment in bank stocks	13,930	16,768
Accrued interest receivable	27,381	25,820
Deferred income taxes	24,520	24,146
Goodwill	127,031	127,031
Core deposit and other intangibles, net	5,626	6,479
Foreclosed assets held for sale	441	293
Other assets	49,513	44,825
Total Assets	$5,391,749	$5,290,792

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$766,014	$801,312
Interest-bearing transaction accounts	2,194,948	2,086,450
Time	1,536,049	1,458,450
Total Deposits	4,497,011	4,346,212

Short-term borrowings	200,000	241,532
Long-term debt	23,827	59,003
Subordinated debt	46,047	46,354
Operating lease liability	8,344	9,285
Accrued interest payable	18,139	14,257
Other liabilities	38,695	31,799
Total Liabilities	4,832,063	4,748,442

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized at June 30, 2024 and December 31, 2023; 17,051,236 issued at June 30, 2024 and 16,998,929 at December 31, 2023; 16,580,595 outstanding at June 30, 2024 and 16,573,707 at December 31, 2023	17,051	16,999
Additional paid-in capital	406,544	405,725
Retained earnings	163,256	145,982
Accumulated other comprehensive loss	(17,123)	(16,637)
Treasury stock, at cost; 440,722 shares at June 30, 2024 and 425,222 shares at December 31, 2023	(10,042)	(9,719)
Total Shareholders’ Equity	559,686	542,350
Total Liabilities and Shareholders' Equity	$5,391,749	$5,290,792
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
INTEREST INCOME
Loans, including fees	$66,096	$52,094	$129,332	$97,959
Investment securities:
Taxable	4,143	3,962	8,183	7,836
Tax-exempt	371	391	747	780
Other interest-bearing balances	347	83	750	136
Federal funds sold	282	49	418	94
Total Interest Income	71,239	56,579	139,430	106,805
INTEREST EXPENSE
Deposits	28,463	17,927	54,795	29,928
Short-term borrowings	3,324	1,507	7,770	2,997
Long-term and subordinated debt	686	701	1,643	1,387
Total Interest Expense	32,473	20,135	64,208	34,312
Net Interest Income	38,766	36,444	75,222	72,493
Provision for credit losses - loans	1,782	1,157	1,163	1,647
(Benefit)/Provision for credit losses - CCL	(178)	401	(496)	629
Net provision for credit losses	1,604	1,558	667	2,276
Net Interest Income After Provision for Credit Losses	37,162	34,886	74,555	70,217
NONINTEREST INCOME
Fiduciary and wealth management	1,129	1,204	2,261	2,440
ATM debit card interchange	973	998	1,918	2,054
Service charges on deposits	539	514	1,048	949
Mortgage banking	628	287	1,052	671
Mortgage hedging	—	128	—	148
Net gain on sales of SBA loans	74	128	181	128
Earnings from cash surrender value of life insurance	301	292	585	546
Other	1,685	1,669	4,121	2,609
Total Noninterest Income	5,329	5,220	11,166	9,545
NONINTEREST EXPENSE
Salaries and employee benefits	15,533	15,027	30,995	28,871
Software licensing and utilization	2,208	2,070	4,328	4,016
Occupancy, net	1,861	1,750	3,843	3,636
Equipment	1,287	1,248	2,509	2,499
Shares tax	124	751	1,121	1,650
Legal and professional fees	689	602	1,687	1,402
ATM/card processing	510	532	1,044	1,025
Intangible amortization	425	461	853	805
FDIC Assessment	1,232	684	2,177	1,024
Loss (Gain) on sale of foreclosed assets, net	42	(126)	42	(126)
Merger and acquisition	—	4,992	—	5,216
Post-acquisition restructuring	—	2,952	—	2,952
Other	4,313	4,185	8,145	8,000
Total Noninterest Expense	28,224	35,128	56,744	60,970
INCOME BEFORE PROVISION FOR INCOME TAXES	14,267	4,978	28,977	18,792
Provision for income taxes	2,496	142	5,073	2,729
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$11,771	$4,836	$23,904	$16,063

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.71	$0.29	$1.44	$1.00
Diluted Earnings Per Common Share	$0.71	$0.29	$1.44	$1.00
Weighted-average basic shares outstanding	16,576,283	16,233,473	16,572,102	16,060,789
Weighted-average diluted shares outstanding	16,605,353	16,255,278	16,608,863	16,096,270
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2024	2023	2024	2023
Net income	$11,771	$4,836	$23,904	$16,063

Other comprehensive (loss)/income:

Unrealized losses arising during the period on available for sale securities, net of income tax benefit of $53, $867, $508, and $341 respectively. (1)	(201)	(3,261)	(1,912)	(1,284)

Unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges, net of income tax cost of ($7), ($754), ($382), and ($720) respectively. (1)	28	2,837	1,438	2,709

Change in defined benefit plans, net of income tax benefit (cost) of $1, $1, ($1), and $0 respectively (1), (2)	(3)	(7)	5	(2)

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax benefit of $0, $0, $5, and $3 respectively (1), (3)	—	—	(17)	(12)

Total other comprehensive (loss)/income	(176)	(431)	(486)	1,411

Total comprehensive income	$11,595	$4,405	$23,418	$17,474
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
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2024	16,998,929	$16,999	$405,725	$145,982	$(16,637)	$(9,719)	$542,350
Net income	—	—	—	12,133	—	—	12,133
Total other comprehensive income, net of taxes	—	—	—	—	(310)	—	(310)
Common stock cash dividends declared - $0.20 per share	—	—	—	(3,314)	—	—	(3,314)
Repurchased stock	—	—	—	—	—	(323)	(323)
Employee Stock Purchase Plan	5,653	5	107	—	—	—	112
Director Stock Purchase Plan	1,777	2	34	—	—	—	36
Restricted stock activity	—	—	284	—	—	—	284
Balance, March 31, 2024	17,006,359	$17,006	$406,150	$154,801	$(16,947)	$(10,042)	$550,968

Net income	—	—	—	11,771	—	—	11,771
Total other comprehensive loss, net of taxes	—	—	—	—	(176)	—	(176)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,316)	—	—	(3,316)
Employee Stock Purchase Plan	5,123	5	98	—	—	—	103
Director Stock Purchase Plan	1,389	1	29	—	—	—	30
Restricted stock activity	38,365	39	267	—	—	—	306
Balance, June 30, 2024	17,051,236	$17,051	$406,544	$163,256	$(17,123)	$(10,042)	$559,686

MID PENN BANCORP, INC.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2023	16,094,486	$16,094	$386,987	$133,114	$(19,216)	$(4,880)	$512,099
Net income	—	—	—	11,227	—	—	11,227
Total other comprehensive loss, net of taxes	—	—	—	—	1,842	—	1,842
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,176)	—	—	(3,176)
Impact of adopting CECL (1)	—	—	—	(11,548)	—	—	(11,548)
Employee Stock Purchase Plan	2,217	2	55	—	—	—	57
Director Stock Purchase Plan	1,651	2	41	—	—	—	43
Restricted stock activity	—	—	249	—	—	—	249
Balance, March 31, 2023	16,098,354	$16,098	$387,332	$129,617	$(17,374)	$(4,880)	$510,793

Net income	—	—	—	4,836	—	—	4,836
Total other comprehensive loss, net of taxes	—	—	—	—	(431)	—	(431)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,182)	—	—	(3,182)
Common stock issued to Brunswick shareholders (2)	849,510	850	17,245	—	—		18,095
Repurchased stock	—	—	—	—	—	(4,580)	(4,580)
Employee Stock Purchase Plan	2,258	2	48	—	—	—	50
Director Stock Purchase Plan	2,511	3	53	—	—	—	56
Restricted stock activity	27,667	27	224	—	—	—	251
Balance, June 30, 2023	16,980,300	$16,980	$404,902	$131,271	$(17,805)	$(9,460)	$525,888
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

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2024	2023
Operating Activities:
Net Income	$23,904	$16,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	667	2,276
Depreciation	2,433	2,393
Amortization of intangibles	853	805
Net amortization of security discounts/premiums	201	247
Noncash operating lease expense	1,028	1,028
Amortization of finance lease right of use asset	89	90
Earnings on cash surrender value of life insurance	(585)	(546)
Mortgage loans originated for sale	(50,023)	(53,679)
Proceeds from sales of mortgage loans originated for sale	46,510	49,567
Gain on sale of mortgage loans	(1,052)	(671)
SBA loans originated for sale	(2,437)	(2,080)
Proceeds from sales of SBA loans originated for sale	2,618	2,208
Gain on sale of SBA loans	(181)	(128)
Gain on sale of property, plant, and equipment	(43)	(59)
Loss/(Gain) on sale or write-down of foreclosed assets	42	(126)
Accretion of subordinated debt	(307)	(293)
Stock compensation expense	590	500
Change in deferred income tax benefit	(178)	(1,148)
Increase accrued interest receivable	(1,561)	(50)
Decrease (Increase) in other assets	(2,263)	490
Increase in accrued interest payable	3,882	6,901
Decrease in operating lease liability	(941)	(1,167)
Increase in other liabilities	7,196	1,879
Net Cash Provided By Operating Activities	30,442	24,500

Investing Activities:
Proceeds from the sale of available-for-sale securities	—	1,751
Proceeds from the maturity or call of available-for-sale securities	13,164	7,927
Proceeds from the maturity or call of held-to-maturity securities	5,642	4,968
Stock dividends of FHLB and other bank stock	682	289
Reduction (Purchases) of restricted investment in bank stock	2,156	(3,620)
Net cash received from acquisition	—	1,068
Net increase in loans	(111,525)	(207,306)
Purchases of bank premises and equipment	(646)	(1,837)
Proceeds from the sale of premises and equipment	821	59
Proceeds from the sale of foreclosed assets	—	374
Proceeds from bank-owned life insurance	1,784	774
Gain on bank-owned life insurance	—	(125)
Net change in investments in tax credits and other partnerships	(976)	(4,854)
Net Cash Used in Investing Activities	(88,898)	(200,532)

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

Financing Activities:
Net increase in deposits	150,799	225,736
Proceeds from long-term debt	—	25,000
Common stock dividends paid	(6,630)	(6,358)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	281	206
Treasury stock purchased	(323)	(4,580)
Net change in finance lease liability	(63)	(46)
Net change in short-term borrowings	(41,532)	9,795
Long-term debt repayment	(35,113)	(30,727)
Subordinated debt redemption and trust preferred securities	—	(10,000)
Net Cash Provided by Financing Activities	67,419	209,026

Net increase in cash and cash equivalents	8,963	32,994
Cash and cash equivalents, beginning of period	96,763	60,881
Cash and cash equivalents, end of period	$105,726	$93,875

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$60,326	$25,500
Cash paid for income taxes	—	3,970

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$—	$1,336
Recognition of operating lease liabilities	—	1,336
Loans transferred to foreclosed assets held for sale	164	693

Fair value of assets acquired in business combination, excluding cash (1)	$—	$362,070
Goodwill recorded (1)	—	12,800
Liabilities assumed in business combination (1)	—	345,043
Stock issued in business combination (1)	—	18,095
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
Basis of Presentation
For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and four nonbank subsidiaries, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC (which ceased operating during the first quarter of 2024) and MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of June 30, 2024, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Mid Penn believes the information presented is not misleading, and the disclosures are adequate. For comparative purposes, the June 30, 2023 and December 31, 2023 balances have been reclassified, when necessary, to conform to the 2024 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2023 Annual Report.
Subsequent Events
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.
On July 31, 2024, Mid Penn acquired the insurance business and related accounts of a full-service employee benefits firm that served mid to large employers across central and eastern Pennsylvania, northern Maryland, and northern Virginia, for a purchase price of $2.0 million at closing and an additional $800 thousand potentially payable pursuant to a three year earnout.
Use of Estimates
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

MID PENN BANCORP, INC.

estate owned ("OREO"), the fair value of financial instruments, business combination fair value computations, the valuation of goodwill and other intangible assets, stock-based compensation and deferred income tax assets.

Accounting Standards adopted and Updated Significant Accounting Policy
On January 1, 2023, the Corporation adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology, and is referred to as CECL. The measurement of expected credit losses under CECL is applicable to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to OBS credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASC Topic 842. Prior to 2024, the provision for OBS credit losses was included in Other Expenses on the Statement of Income. Beginning March 31, 2024, the provision for OBS credit losses is included in Provision for Credit Losses on the Income Statement. Prior periods have been updated for presentation.
All other significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the 2023 Annual Report. Those significant accounting policies are unchanged at June 30, 2024.
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
ASU 2023-06 amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a significant impact on the Corporation's financial statements.
ASU 2023-07: The FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.
ASU 2023-07 amends the ASC to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is not expected to have a significant impact on the Corporation's financial statements.
ASU 2023-09: The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

ASU 2023-09 amends the ASC to enhance income tax disclosures by requiring entities to disclose income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes. Additionally, entities are required to disclose amounts greater than 5% of the total income taxes paid to an individual jurisdiction The amendments are effective for annual periods beginning after December 15, 2025. ASU 2023-09 is not expected to have a significant impact on the Corporation's financial statements.

MID PENN BANCORP, INC.

ASU 2024-01—The FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope application of profits interest and similar awards.

The amendments in the ASU apply to all reporting entities that account for profits interest awards as compensation to employees or nonemployees in return for goods or services. The amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. ASU 2024-01 is not expected to have a significant impact on the Corporation's financial statements.

ASU 2024-02: The FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements.

This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The amendments are effective for fiscal years beginning after Dec. 15, 2025. Early adoption is permitted. ASU 2024-02 is not expected to have a significant impact on the Corporation's financial statements.

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
AFS Securities
ASU 2016-13 made targeted improvements to the accounting for credit losses on AFS securities. The concept of other-than-temporarily impaired has been replaced with the allowance for credit losses. Unlike HTM securities, AFS securities are evaluated on an individual level and pooling of securities is not allowed.
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

MID PENN BANCORP, INC.

At June 30, 2024, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At June 30, 2024, accrued interest receivable totaled $986 thousand for AFS securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
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
At June 30, 2024, Mid Penn’s HTM securities totaled $393.3 million. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at June 30, 2024.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At June 30, 2024, accrued interest receivable totaled $1.8 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
At June 30, 2024, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at June 30, 2024.
The amortized cost and estimated fair value of investment securities for the periods presented:

	June 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$31,693	$—	$1,074	$30,619
Mortgage-backed U.S. government agencies	160,932	—	18,895	142,037
State and political subdivision obligations	4,320	—	729	3,591
Corporate debt securities	35,742	—	4,053	31,689
Total available-for-sale debt securities	232,687	—	24,751	207,936
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,873	$—	$30,436	$215,437
Mortgage-backed U.S. government agencies	40,845	—	5,776	35,069
State and political subdivision obligations	81,142	—	7,719	73,423
Corporate debt securities	25,460	—	2,114	23,346
Total held-to-maturity debt securities	393,320	—	46,045	347,275
Total	$626,007	$—	$70,796	$555,211

MID PENN BANCORP, INC.

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,637	$—	$988	$35,649
Mortgage-backed U.S. government agencies	169,184	—	16,501	152,683
State and political subdivision obligations	4,332	—	686	3,646
Corporate debt securities	35,733	—	4,156	31,577
Total available-for-sale debt securities	$245,886	$—	$22,331	$223,555
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,805	$2	$28,676	$217,131
Mortgage-backed U.S. government agencies	43,818	—	5,523	38,295
State and political subdivision obligations	84,035	11	6,486	77,560
Corporate debt securities	25,470	—	935	24,535
Total held-to-maturity debt securities	399,128	13	41,620	357,521
Total	$645,014	$13	$63,951	$581,076
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
Investment securities having a fair value of $408.3 million at June 30, 2024 and $380.3 million at December 31, 2023 were pledged to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $138.9 million as of June 30, 2024 and $153.5 million as of December 31, 2023.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
June 30, 2024	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	17	$30,619	$1,074	17	$30,619	$1,074
Mortgage-backed U.S. government agencies	—	—	—	93	142,037	18,895	93	142,037	18,895
State and political subdivision obligations	—	—	—	8	3,591	729	8	3,591	729
Corporate debt securities	1	413	87	17	31,276	3,966	18	31,689	4,053
Total available-for-sale debt securities	1	$413	$87	135	$207,523	$24,664	136	$207,936	$24,751

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	—	—	—	145	215,437	30,436	145	215,437	30,436
Mortgage-backed U.S. government agencies	—	—	—	64	35,069	5,776	64	35,069	5,776
State and political subdivision obligations	3	952	18	186	72,471	7,701	189	73,423	7,719
Corporate debt securities	6	12,950	1,050	9	10,396	1,064	15	23,346	2,114
Total held-to-maturity debt securities	9	13,902	1,068	404	333,373	44,977	413	347,275	46,045
Total	10	$14,315	$1,155	539	$540,896	$69,641	549	$555,211	$70,796

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2023	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	19	$35,649	$988	19	$35,649	$988
Mortgage-backed U.S. government agencies	1	4,015	26	92	148,668	16,475	93	152,683	16,501
State and political subdivision obligations	—	—	—	8	3,646	686	8	3,646	686
Corporate debt securities	1	410	90	17	31,167	4,066	18	31,577	4,156
Total available-for-sale securities	2	4,425	116	136	219,130	22,215	138	223,555	22,331

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	1	$2,002	$—	144	$215,129	$28,676	145	$217,131	$28,676
Mortgage-backed U.S. government agencies	—	—	—	64	38,295	5,523	64	38,295	5,523
State and political subdivision obligations	25	8,729	63	170	68,831	6,423	195	77,560	6,486
Corporate debt securities	1	936	57	14	23,599	878	15	24,535	935
Total held to maturity securities	27	11,667	120	392	345,854	41,500	419	357,521	41,620
Total	29	$16,092	$236	528	$564,984	$63,715	557	$581,076	$63,951
There were no gross realized gains and losses on sales of available-for-sale debt securities for the six months ended June 30, 2024 and 2023.

The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
June 30, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$12,000	$11,870	$17,458	$17,255
Due after 1 year but within 5 years	29,949	28,395	125,451	115,700
Due after 5 years but within 10 years	28,481	24,565	189,439	162,513
Due after 10 years	1,325	1,069	20,127	16,738
	71,755	65,899	352,475	312,206
Mortgage-backed securities	160,932	142,037	40,845	35,069
	$232,687	$207,936	$393,320	$347,275

MID PENN BANCORP, INC.

Note 4 - Loans and Allowance for Credit Losses - Loans
Mid Penn adopted the amendments of FASB ASU 2016-13, on January 1, 2023. The amendments of ASU 2016-13 created FASB ASC Topic 326, "Financial Instruments – Credit Losses," which, among other things, replace much of the guidance and disclosures previously provided in FASB ASC Topic 310, "Receivables." The guidance in FASB ASC Topic 326 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses. In accordance with FASB ASC Subtopic 326-20, "Financial Instruments – Credit Losses – Measured at Amortized Cost," Mid Penn has developed an ACL methodology effective January 1, 2023, which replaced its previous allowance for loan losses methodology. See the section captioned "Allowance for Credit Losses, effective January 1, 2023" within this note for additional information regarding Mid Penn’s ACL.
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	June 30, 2024	December 31, 2023
Commercial real estate
CRE Nonowner Occupied	$1,187,050	$1,149,553
CRE Owner Occupied	623,756	629,904
Multifamily	374,175	309,059
Farmland	213,002	212,690
Total Commercial real estate	2,397,983	2,301,206
Commercial and industrial	692,703	675,079
Construction
Residential Construction	105,676	92,843
Other Construction	348,289	362,624
Total Construction	453,965	455,467
Residential mortgage
1-4 Family 1st Lien	327,302	339,142
1-4 Family Rental	351,554	341,937
HELOC and Junior Liens	134,686	132,795
Total Residential Mortgage	813,542	813,874
Consumer	6,368	7,166
Total loans	$4,364,561	$4,252,792

Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees of $3.8 million and $4.2 million reduced the carrying value of loans as of June 30, 2024 and December 31, 2023, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. Accrued interest receivable for loans totaled $24.0 million and $22.1 million as of June 30, 2024 and December 31, 2023, respectively, with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of June 30, 2024 and December 31, 2023, are summarized as follows:

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
June 30, 2024
Commercial real estate
CRE Nonowner Occupied	$7,850	$—	$2,074	$9,924	$1,177,126	$1,187,050	$—
CRE Owner Occupied	693	—	955	1,648	622,108	623,756	—
Multifamily	—	—	—	—	374,175	374,175	—
Farmland	505	—	—	505	212,497	213,002	—
Total Commercial real estate	9,048	—	3,029	12,077	2,385,906	2,397,983	—
Commercial and industrial	493	414	1,548	2,455	690,248	692,703	—
Construction
Residential Construction	—	—	—	—	105,676	105,676	—
Other Construction	—	—	—	—	348,289	348,289	—
Total Construction	—	—	—	—	453,965	453,965	—
Residential mortgage
1-4 Family 1st Lien	5,258	41	762	6,061	321,241	327,302	—
1-4 Family Rental	69	—	301	370	351,184	351,554	—
HELOC and Junior Liens	1,424	1,077	1,157	3,658	131,028	134,686	—
Total Residential Mortgage	6,751	1,118	2,220	10,089	803,453	813,542	—
Consumer	42	—	—	42	6,326	6,368	—
Total	$16,334	$1,532	$6,797	$24,663	$4,339,898	$4,364,561	$—

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2023
Commercial real estate
CRE Nonowner Occupied	$3,339	$682	$2,115	$6,136	$1,143,417	$1,149,553	$—
CRE Owner Occupied	1,734	—	859	2,593	627,311	629,904	—
Multifamily	—	—	—	—	309,059	309,059	—
Farmland	—	—	—	—	212,690	212,690	—
Total Commercial real estate	5,073	682	2,974	8,729	2,292,477	2,301,206	—
Commercial and industrial	638	24	1,270	1,932	673,147	675,079	—
Construction
Residential Construction	—	270	303	573	92,270	92,843	—
Other Construction	—	—	2,256	2,256	360,368	362,624	—
Total Construction	—	270	2,559	2,829	452,638	455,467	—
Residential mortgage
1-4 Family 1st Lien	1,554	217	847	2,618	336,524	339,142	—
1-4 Family Rental	2,520	—	644	3,164	338,773	341,937	—
HELOC and Junior Liens	574	50	1,027	1,651	131,144	132,795	—
Total Residential Mortgage	4,648	267	2,518	7,433	806,441	813,874	—
Consumer	41	31	—	72	7,094	7,166	—
Total	$10,400	$1,274	$9,321	$20,995	$4,231,797	$4,252,792	$—

MID PENN BANCORP, INC.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024				December 31, 2023
(In thousands)	With a Related Allowance		Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate
CRE Nonowner Occupied	354		2,221	2,575	361	4,144	4,505
CRE Owner Occupied	—		1,642	1,642	—	1,909	1,909
Multifamily	88		77	165	93	80	173
Total Commercial real estate	442		3,940	4,382	454	6,133	6,587
Commercial and industrial	1,104		1,355	2,459	1,222	64	1,286
Construction
Residential Construction	—		—	—	—	303	303
Other Construction	—		—	—	—	2,256	2,256
Total Construction	—		—	—	—	2,559	2,559
Residential mortgage
1-4 Family 1st Lien	—		1,530	1,530	—	1,875	1,875
1-4 Family Rental	—		348	348	2	699	701
HELOC and Junior Liens	—		1,280	1,280	—	1,208	1,208
Total Residential Mortgage	$—	$—	$3,158	$3,158	$2	$3,782	$3,784
Consumer	—		—	—	—	—	—
Total loans	$1,546		$8,453	$9,999	$1,678	$12,538	$14,216
The amount of interest income recognized on nonaccrual loans was approximately $132 thousand and $281 thousand during the three months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the amount of interest income recognized on nonaccrual loans was approximately $291 thousand and $463 thousand, respectively.

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

MID PENN BANCORP, INC.

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2024	2023	2022	2021	2020	Prior		Total
CRE Nonowner Occupied
Pass	$37,757	$123,658	$352,395	$155,832	$137,304	$338,754	$13,338	$1,159,038
Special mention	$—	$—	$286	$—	$—	$8,563	$—	$8,849
Substandard or lower	$—	$—	$—	$—	$3,186	$15,977	$—	$19,163
Total CRE Nonowner Occupied	$37,757	$123,658	$352,681	$155,832	$140,490	$363,294	$13,338	$1,187,050
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE Owner Occupied
Pass	$22,571	$95,962	$112,787	$69,370	$84,057	$217,751	$12,469	$614,967
Special mention	$—	$—	$4,197	$—	$—	$1,196	$—	$5,393
Substandard or lower	$—	$—	$—	$202	$—	$3,194	$—	$3,396
Total CRE Owner Occupied	$22,571	$95,962	$116,984	$69,572	$84,057	$222,141	$12,469	$623,756
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$4	$—	$4
Net charge offs	$—	$—	$—	$—	$—	$4	$—	$4
Multifamily
Pass	$1,760	$48,131	$68,902	$124,194	$40,289	$88,103	$2,573	$373,952
Special mention	$—	$—	$—	$—	$—	$58	$—	$58
Substandard or lower	$—	$—	$—	$—	$—	$165	$—	$165
Total Multifamily	$1,760	$48,131	$68,902	$124,194	$40,289	$88,326	$2,573	$374,175
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Farmland
Pass	$10,235	$31,232	$58,763	$43,714	$26,913	$26,001	$13,581	$210,439
Special mention	$—	$130	$—	$—	$—	$2,239	$194	$2,563
Substandard or lower	$—	$—	$—	$—	$—	$—	$—	$—
Total Farmland	$10,235	$31,362	$58,763	$43,714	$26,913	$28,240	$13,775	$213,002
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$61,938	$140,077	$93,136	$63,424	$26,521	$99,786	$198,482	$683,364
Special mention	$—	$73	$349	$111	$—	$2,083	$2,609	$5,225
Substandard or lower	$—	$—	$—	$1,199	$—	$2,300	$615	$4,114
Total commercial and industrial	$61,938	$140,150	$93,485	$64,734	$26,521	$104,169	$201,706	$692,703
Gross charge offs	$—	$—	$—	$—	$—	$(56)	$—	$(56)
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$(56)	$—	$(56)
Residential Construction
Pass	$13,518	$48,702	$22,406	$2,147	$266	$—	$18,637	$105,676
Special mention	$—	$—	$—	$—	$—	$—	$—	$—

MID PENN BANCORP, INC.

Substandard or lower	—	—	—	—	—	—	—	—
Total Residential Construction	13,518	48,702	22,406	2,147	266	—	18,637	105,676
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other Construction
Pass	16,732	126,782	141,267	15,126	15,240	13,480	17,852	346,479
Special mention	—	—	—	—	1,810	—	—	1,810
Substandard or lower	—	—	—	—	—	—	—	—
Total Other Construction	16,732	126,782	141,267	15,126	17,050	13,480	17,852	348,289
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	18,016	65,349	48,612	37,567	45,419	108,872	1,937	325,772
Non-performing	—	—	—	—	220	1,310	—	1,530
Total 1-4 Family 1st Lien	18,016	65,349	48,612	37,567	45,639	110,182	1,937	327,302
Gross charge offs	—	—	—	—	—	(7)	—	(7)
Current period recoveries	—	—	—	—	—	7	—	7
Net charge offs	—	—	—	—	—	—	—	—
1-4 Family Rental
Performing	17,981	61,319	91,335	62,865	37,115	76,677	1,885	349,177
Non-performing	—	148	—	—	1,430	799	—	2,377
Total 1-4 Family Rental	17,981	61,467	91,335	62,865	38,545	77,476	1,885	351,554
Gross charge offs	—	—	—	—	—	(2)	—	(2)
Current period recoveries	—	—	—	—	—	22	—	22
Net charge offs	—	—	—	—	—	20	—	20
HELOC and Junior Liens
Performing	2,535	17,139	10,644	5,294	2,500	9,918	85,377	133,407
Non-performing	—	24	—	—	—	1,255	—	1,279
Total HELOC and Junior Liens	2,535	17,163	10,644	5,294	2,500	11,173	85,377	134,686
Gross charge offs	—	—	(21)	—	—	—	—	(21)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	(21)	—	—	—	—	(21)
Consumer
Performing	1,606	1,147	524	470	160	267	2,194	6,368
Non-performing	—	—	—	—	—	—	—	—
Total consumer	1,606	1,147	524	470	160	267	2,194	6,368
Gross charge offs	—	—	(2)	—	—	(24)	—	(26)
Current period recoveries	—	—	1	—	—	16	—	17
Net charge offs	—	—	(1)	—	—	(8)	—	(9)
Total
Pass	164,511	614,544	849,656	473,807	330,590	783,875	276,932	3,493,915
Special mention	—	203	4,832	111	1,810	14,139	2,803	23,898
Substandard or lower	—	—	—	1,401	3,186	21,636	615	26,838
Performing	40,138	144,954	151,115	106,196	85,194	195,734	91,393	814,724
Nonperforming	—	172	—	—	1,650	3,364	—	5,186
Total	$204,649	$759,873	$1,005,603	$581,515	$422,430	$1,018,748	$371,743	$4,364,561

MID PENN BANCORP, INC.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2023	2022	2021	2020	2019	Prior		Total
CRE Nonowner Occupied
Pass	$119,793	$329,715	$160,583	$140,083	$86,629	$267,210	$10,030	$1,114,043
Special mention	$—	$—	$—	$—	$6,009	$7,926	$—	$13,935
Substandard or lower	$—	$5,209	$—	$3,162	$229	$12,975	$—	$21,575
Total CRE Nonowner Occupied	$119,793	$334,924	$160,583	$143,245	$92,867	$288,111	$10,030	$1,149,553
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE Owner Occupied
Pass	$92,561	$121,231	$75,711	$86,322	$60,761	$174,680	$14,388	$625,654
Special mention	$—	$—	$—	$—	$—	$190	$—	$190
Substandard or lower	$—	$—	$208	$—	$—	$3,852	$—	$4,060
Total CRE Owner Occupied	$92,561	$121,231	$75,919	$86,322	$60,761	$178,722	$14,388	$629,904
Gross charge offs	$—	$—	$—	$—	$—	$(16)	$—	$(16)
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$(16)	$—	$(16)
Multifamily
Pass	$26,776	$44,450	$105,406	$41,713	$23,118	$65,480	$1,881	$308,824
Special mention	$—	$—	$—	$—	$—	$62	$—	$62
Substandard or lower	$—	$—	$—	$—	$—	$173	$—	$173
Total Multifamily	$26,776	$44,450	$105,406	$41,713	$23,118	$65,715	$1,881	$309,059
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Farmland
Pass	$32,525	$61,405	$45,211	$29,628	$7,926	$20,956	$11,962	$209,613
Special mention	$194	$—	$—	$—	$—	$2,304	$186	$2,684
Substandard or lower	$—	$—	$—	$—	$—	$345	$48	$393
Total Farmland	$32,719	$61,405	$45,211	$29,628	$7,926	$23,605	$12,196	$212,690
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$158,824	$106,714	$68,448	$29,961	$50,206	$57,892	$188,714	$660,759
Special mention	$—	$89	$2,224	$—	$227	$2,200	$4,391	$9,131
Substandard or lower	$—	$—	$662	$—	$—	$1,978	$2,549	$5,189
Total commercial and industrial	$158,824	$106,803	$71,334	$29,961	$50,433	$62,070	$195,654	$675,079
Gross charge offs	$—	$(100)	$—	$(111)	$—	$(27)	$—	$(238)
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$(100)	$—	$(111)	$—	$(27)	$—	$(238)
Residential construction
Pass	$43,043	$25,159	$6,444	$979	$—	$—	$16,645	$92,270
Special mention	$—	$—	$—	$—	$—	$—	$—	$—

MID PENN BANCORP, INC.

Substandard or lower	—	573	—	—	—	—	—	573
Total Residential construction	43,043	25,732	6,444	979	—	—	16,645	92,843
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other construction
Pass	110,553	156,055	48,214	21,378	10,247	5,856	6,617	358,920
Special mention	—	—	—	1,447	—	—	—	1,447
Substandard or lower	—	—	—	—	—	2,257	—	2,257
Total Other construction	110,553	156,055	48,214	22,825	10,247	8,113	6,617	362,624
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	77,801	51,651	41,133	48,748	9,348	106,353	2,240	337,274
Non-performing	—	—	37	218	—	1,613	—	1,868
Total 1-4 Family 1st Lien	77,801	51,651	41,170	48,966	9,348	107,966	2,240	339,142
Gross charge offs	—	—	—	—	—	(13)	—	(13)
Current period recoveries	—	—	—	—	—	8	—	8
Net recoveries	—	—	—	—	—	(5)	—	(5)
1-4 Family Rental
Performing	62,897	90,092	64,766	38,672	16,831	64,309	1,885	339,452
Non-performing	—	—	56	1,252	—	1,177	—	2,485
Total 1-4 Family Rental	62,897	90,092	64,822	39,924	16,831	65,486	1,885	341,937
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	30	—	30
Net recoveries	—	—	—	—	—	30	—	30
HELOC and Junior Liens
Performing	17,936	11,460	5,711	2,962	1,684	8,236	83,598	131,587
Non-performing	—	—	—	—	—	1,208	—	1,208
Total HELOC and Junior Liens	17,936	11,460	5,711	2,962	1,684	9,444	83,598	132,795
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Consumer
Performing	2,361	754	649	273	223	103	2,803	7,166
Non-performing	—	—	—	—	—	—	—	—
Total consumer	2,361	754	649	273	223	103	2,803	7,166
Gross charge offs	(86)	—	(10)	(9)	—	(30)	—	(135)
Current period recoveries	26	—	—	1	—	5	—	32
Net charge offs	(60)	—	(10)	(8)	—	(25)	—	(103)
Total
Pass	584,075	844,729	510,017	350,064	238,887	592,074	250,237	3,370,083
Special mention	194	89	2,224	1,447	6,236	12,682	4,577	27,449
Substandard or lower	—	5,782	870	3,162	229	21,580	2,597	34,220
Performing	160,995	153,957	112,259	90,655	28,086	179,001	90,526	815,479
Nonperforming	—	—	93	1,470	—	3,998	—	5,561
Total	745,264	1,004,557	625,463	446,798	273,438	809,335	347,937	4,252,792

MID PENN BANCORP, INC.

Mid Penn had no loans classified as "doubtful" as of June 30, 2024 and December 31, 2023. There was $892 thousand and $121 thousand in loans for which formal foreclosure proceedings were in process at June 30, 2024 and December 31, 2023.
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
Allowance for Credit Losses

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

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

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
The following tables present the activity in the ACL - loans by portfolio segment for the three and six months ended June 30, 2024 and the three and six months ended June 30, 2023:

(In thousands)	Balance at March 31, 2024	Charge offs	Recoveries	Net loans (charged off) recovered	(Benefit)/Provision for credit losses	Three Months Ended June 30, 2024
Commercial Real Estate
CRE Nonowner Occupied	10,417	—	—	—	230	10,647
CRE Owner Occupied	5,602	—	4	4	224	5,830
Multifamily	2,370	—	—	—	839	3,209
Farmland	2,002	—	—	—	57	2,059
Commercial and industrial	6,500	(56)	—	(56)	490	6,934
Construction
Residential Construction	1,176	—	—	—	(47)	1,129
Other Construction	2,171	—	—	—	(158)	2,013
Residential Mortgage
1-4 Family 1st Lien	1,271	—	7	7	71	1,349
1-4 Family Rental	1,539	(2)	22	20	145	1,704
HELOC and Junior Liens	457	—	—	—	(60)	397
Consumer	19	(4)	11	7	(9)	17
Total	33,524	(62)	44	(18)	1,782	35,288

(In thousands)	Balance at December 31, 2023	Charge offs	Recoveries	Net loans (charged off) recovered	(Benefit)/Provision for credit losses	Six Months Ended June 30, 2024
Commercial Real Estate
CRE Nonowner Occupied	10,267	—	—	—	380	10,647
CRE Owner Occupied	5,646	—	4	4	180	5,830
Multifamily	2,202	—	—	—	1,007	3,209
Farmland	2,064	—	—	—	(5)	2,059
Commercial and industrial	7,131	(56)	—	(56)	(141)	6,934
Construction
Residential Construction	1,256	—	—	—	(127)	1,129
Other Construction	2,146	—	—	—	(133)	2,013
Residential Mortgage
1-4 Family 1st Lien	1,207	(7)	7	—	142	1,349
1-4 Family Rental	1,859	(2)	22	20	(175)	1,704
HELOC and Junior Liens	389	(21)	—	(21)	29	397
Consumer	20	(26)	17	(9)	6	17
Total	34,187	(112)	50	(62)	1,163	35,288

MID PENN BANCORP, INC.

(In thousands)	Balance at March 31, 2023	PCD Loans	Charge offs	Recoveries	Net loans (charged off) recovered	Provision/(Benefit) for credit losses	Three Months Ended June 30, 2023
Commercial Real Estate
CRE Nonowner Occupied	$8,175	$312	$—	$—	$—	$(615)	$7,872
CRE Owner Occupied	3,079	2	—	—	—	1,060	4,141
Multifamily	1,159		—	—	—	85	1,244
Farmland	899		—	—	—	41	940
Commercial and industrial	11,269	5	(109)	—	(109)	238	11,403
Construction
Residential Construction	1,423	12	—	—	—	294	1,729
Other Construction	2,208	1	—	—	—	(271)	1,938
Residential Mortgage
1-4 Family 1st Lien	1,356	4	—	—	—	268	1,628
1-4 Family Rental	1,066	—	—	—	—	(19)	1,047
HELOC and Junior Liens	452	—	—	—	—	18	470
Consumer	179	—	(65)	4	(61)	58	176
Unallocated	—	—	—	—	—	—	—
Total	$31,265	$336	$(174)	$4	$(170)	$1,157	$32,588

(In thousands)	Balance at December 31, 2022	CECL Impact	PCD Loans	Charge offs	Recoveries	Net loans (charged off) recovered	Provision/(Benefit) for credit losses	Six Months Ended June 30, 2023
Commercial Real Estate
CRE Nonowner Occupied	$8,284	$259	$312	$—	$—	$—	$(983)	$7,872
CRE Owner Occupied	2,916	91	2	(16)	—	(16)	1,148	4,141
Multifamily	1,111	35		—	—	—	98	1,244
Farmland	831	26		—	—	—	83	940
Commercial and industrial	4,593	6,601	5	(220)	—	(220)	424	11,403
Construction
Residential Construction	—	1,270	12	—	—	—	447	1,729
Other Construction	—	1,931	1	—	—	—	6	1,938
Residential Mortgage
1-4 Family 1st Lien	370	1,307	4	(4)	—	(4)	(49)	1,628
1-4 Family Rental	288	731		—	30	30	(2)	1,047
HELOC and Junior Liens	661	(230)		—	—	—	39	470
Consumer	29	154		(84)	11	(73)	66	176
Unallocated	(126)	(244)		—	—	—	370	—
Total	$18,957	$11,931	$336	$(324)	$41	$(283)	$1,647	$32,588

MID PENN BANCORP, INC.

The following table presents the ACL for loans and the amortized cost basis of the loans by the measurement methodology used as of June 30, 2024 and December 31, 2023:

(In thousands)	ACL - Loans			Loans
June 30, 2024	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$10,293	$354	$10,647	$1,184,475	$2,575	$1,187,050
CRE Owner Occupied	5,830	—	5,830	622,114	1,642	623,756
Multifamily	3,202	7	3,209	374,010	165	374,175
Farmland	2,059	—	2,059	213,002	—	213,002
Commercial and industrial	6,258	676	6,934	690,244	2,459	692,703
Construction
Residential Construction	1,129	—	1,129	105,676	—	105,676
Other Construction	2,013	—	2,013	348,289	—	348,289
Residential mortgage
1-4 Family 1st Lien	1,349	—	1,349	325,772	1,530	327,302
1-4 Family Rental	1,704	—	1,704	351,206	348	351,554
HELOC and Junior Liens	397	—	397	133,406	1,280	134,686
Consumer	17	—	17	6,368	—	6,368
Total	$34,251	$1,037	$35,288	$4,354,562	$9,999	$4,364,561

(In thousands)	ACL - Loans			Loans
December 31, 2023	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,906	$361	$10,267	$1,145,048	$4,505	$1,149,553
CRE Owner Occupied	5,646	—	5,646	627,995	1,909	629,904
Multifamily	2,190	12	2,202	308,886	173	309,059
Farmland	2,064	—	2,064	212,690	—	212,690
Commercial and industrial	6,419	712	7,131	673,793	1,286	675,079
Construction
Residential Construction	1,256	—	1,256	92,270	573	92,843
Other Construction	2,146	—	2,146	360,368	2,256	362,624
Residential mortgage
1-4 Family 1st Lien	1,207	—	1,207	337,267	1,875	339,142
1-4 Family Rental	1,857	2	1,859	341,236	701	341,937
HELOC and Junior Liens	389	—	389	131,587	1,208	132,795
Consumer	20	—	20	7,166	—	7,166
Total	$33,100	$1,087	$34,187	$4,238,306	$14,486	$4,252,792

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

There were no new modifications to borrowers experiencing financial difficulty for the quarter ended June 30, 2024. Information related to loans modified (by type of modification), whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(In thousands)	Interest Only		Term Extension		Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Six months ended June 30, 2024
Residential mortgage
HELOC and Junior Liens	—		—		92	92	0.07%
Total Residential Mortgage	—	—	—	0	92	92	0.01%
Total	$—		$—		$92	$92

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Three months ended June 30, 2023
Commercial and industrial	$—	$150	$—	$150	0.02%
Total	$—	$150	$—	$150

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Six months ended June 30, 2023
Commercial real estate
CRE Owner Occupied	$51	$—	$180	$231	0.04%
Total Commercial real estate	$51	$—	$180	$231	0.02%
Commercial and industrial	$—	$150	$—	$150	0.02%
Total loans	$51	$150	$180	$381

The financial effects of the interest-only loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added a weighted-average of 2.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.

MID PENN BANCORP, INC.

Note 5 - Deposits
Deposits consisted of the following as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)	June 30, 2024	% of Total Deposits	December 31, 2023	% of Total Deposits
Noninterest-bearing demand deposits	$766,014	17.0%	$801,312	18.4%
Interest-bearing demand deposits	1,021,636	22.7%	947,372	21.8%
Money market	896,179	19.9%	850,674	19.6%
Savings	277,133	6.2%	288,404	6.6%
Total demand and savings	2,960,962	65.8%	2,887,762	66.4%
Time	1,536,049	34.2%	1,458,450	33.6%
Total deposits	$4,497,011	100.0%	$4,346,212	100.0%

Overdrafts	$206	0.00%	$315	0.01%
The scheduled maturities of time deposits at June 30, 2024 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2024	$699,424	$237,344
Maturing in 2025	380,228	138,800
Maturing in 2026	39,854	4,547
Maturing in 2027	18,302	1,198
Maturing in 2028	9,295	259
Maturing thereafter	6,506	292
	$1,153,609	$382,440
Mid Penn had $244.8 million in brokered certificates of deposits as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, Mid Penn had $82.5 million and $96.7 million of CDAR deposits, respectively.

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
Information related to loan level swaps is set forth in the following table:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$204,525	$187,192
Weighted average remaining term (years)	5.63	6.24
Receive fixed rate (weighted average)	4.57%	4.59%
Pay variable rate (weighted average)	7.47%	7.50%
Estimated fair value (1)	$11,543	$10,484

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$204,525	$187,192
Weighted average remaining term (years)	5.63	6.24
Receive variable rate (weighted average)	7.47%	7.50%
Pay fixed rate (weighted average)	4.57%	4.59%
Estimated fair value (2)	$11,543	$10,484
(1) The net amount of the estimated fair value is disclosed in Other Liabilities on the Consolidated Balance Sheet.
(2) The net amount of the estimated fair value is disclosed in Other Assets on the Consolidated Balance Sheet.
Cash Flow Hedges of Interest Rate Risk

Mid Penn’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, Mid Penn primarily uses interest rate swaps as part of its interest rate risk management strategy.

Information related to cash flow hedges is set forth in the following table:

MID PENN BANCORP, INC.

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Cash flow hedges
Notional amount	$190,000	$190,000
Weighted average remaining term (years)	1.72	2.22
Pay fixed rate (weighted average)	3.74%	3.74%
Receive variable rate (weighted average)	4.07%	4.07%
Estimated fair value (1)	$3,272	$1,460
(1) The net amount of the estimated fair value is disclosed in Other Assets on the Consolidated Balance Sheet.

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

Note 7 - Accumulated Other Comprehensive (Loss) Income
The changes in each component of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance at March 31, 2024	$(19,050)	$2,230	$(127)	$(16,947)
OCI before reclassifications	(201)	28	(3)	(176)
Amounts reclassified from AOCI	—	—	—	—
Balance at June 30, 2024	$(19,251)	$2,258	$(130)	(17,123)

Balance at December 31, 2023	$(17,339)	$820	$(118)	$(16,637)
OCI before reclassifications	(1,912)	1,438	5	(469)
Amounts reclassified from AOCI	—	—	(17)	(17)
Balance at June 30, 2024	$(19,251)	$2,258	$(130)	$(17,123)

Balance at March 31, 2023	$(17,350)	$(128)	$104	$(17,374)
OCI before reclassifications	(3,261)	2,837	(7)	(431)
Amounts reclassified from AOCI	—	—	—	—
Balance at June 30, 2023	$(20,611)	$2,709	$97	$(17,805)

Balance at December 31, 2022	$(19,327)	$—	$111	$(19,216)
OCI before reclassifications	(1,284)	2,709	(2)	1,423
Amounts reclassified from AOCI	—	—	(12)	(12)
Balance at June 30, 2023	$(20,611)	$2,709	$97	$(17,805)

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
There were no transfers of assets between fair value Level 1 and Level 2 during the three and six months ended June 30, 2024 or the year ended December 31, 2023.
The following tables illustrate the assets measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets.

	June 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$30,619	$—	$30,619
Mortgage-backed U.S. government agencies	—	142,037	—	142,037
State and political subdivision obligations	—	3,591	—	3,591
Corporate debt securities	—	31,689	—	31,689
Equity securities	427	—	—	427
Loans held for sale	—	8,420	—	8,420
Other assets:
Derivative assets	—	14,815	—	14,815
Total	$427	$231,171	$—	$231,598

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$35,649	$—	$35,649
Mortgage-backed U.S. government agencies	—	152,683	—	152,683
State and political subdivision obligations	—	3,646	—	3,646
Corporate debt securities	—	31,577	—	31,577
Equity securities	438	—	—	438
Loans held for sale	—	3,855	—	3,855
Other assets:
Derivative assets	—	11,944	—	11,944
Total	$438	$239,354	$—	$239,792

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
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of June 30, 2024 were measured as the price that secondary market investors were offering for loans with similar characteristics.
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
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. The following table illustrates Level 3 financial instruments measured at fair value on a nonrecurring basis:

(In thousands)	June 30, 2024	December 31, 2023
Individually evaluated loans, net of ACL	$8,962	$13,399
Foreclosed assets held for sale	441	293
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

MID PENN BANCORP, INC.

The following tables summarize the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	June 30, 2024
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$105,726	$105,726	$—	$—	$105,726
Available-for-sale investment securities	207,936	—	207,936	—	207,936
Held-to-maturity investment securities	393,320	—	347,275	—	347,275
Equity securities	427	427	—	—	427
Loans held for sale	8,420	—	8,420	—	8,420
Net loans	4,329,273	—	—	4,329,703	4,329,703
Restricted investment in bank stocks	13,930	13,930	—	—	13,930
Accrued interest receivable	27,381	27,381	—	—	27,381
Derivative assets	14,815	—	14,815	—	14,815
Financial instruments - liabilities
Deposits	$4,497,011	$—	$4,493,809	$—	$4,493,809
Short-term borrowings	200,000	—	200,000	—	200,000
Long-term debt (1)	20,693	—	20,693	—	20,693
Subordinated debt	46,047	—	40,612	—	40,612
Accrued interest payable	18,139	18,139	—	—	18,139
Derivative liabilities	11,543	—	11,543	—	11,543
(1)Long-term debt excludes finance lease obligations.

	December 31, 2023
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$96,763	$96,763	$—	$—	$96,763
Available-for-sale investment securities	223,555	—	223,555	—	223,555
Held-to-maturity investment securities	399,128	—	357,521	—	357,521
Equity securities	438	438	—	—	438
Loans held for sale	3,855	—	3,855	—	3,855
Net loans	4,218,605	—	—	4,221,926	4,221,926
Restricted investment in bank stocks	16,768	16,768	—	—	16,768
Accrued interest receivable	25,820	25,820	—	—	25,820
Derivative assets	11,944	—	11,944	—	11,944
Financial instruments - liabilities
Deposits	$4,346,212	$—	$4,337,723	$—	$4,337,723
Short-term debt	241,532	—	241,532	—	241,532
Long-term debt (1)	55,806	—	55,081	—	55,081
Subordinated debt	46,354	—	39,515	—	39,515
Accrued interest payable	14,257	14,257	—	—	14,257
Derivative liabilities	10,484	—	10,484	—	10,484

MID PENN BANCORP, INC.

(1)Long-term debt excludes finance lease obligations.
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of June 30, 2024 and December 31, 2023.
Note 9 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $61.9 million and $62.2 million of standby letters of credit outstanding as of June 30, 2024 and December 31, 2023, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of June 30, 2024 and December 31, 2023 for payment under standby letters of credit issued was not considered material.
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
The ACL - OBS at June 30, 2024 was $3.1 million compared to $3.6 million at December 31, 2023. On January 1, 2023 in conjunction with adopting ASC 326, Mid Penn recorded an additional $3.1 million of provision for OBS which was included in the adoption cumulative effect adjustment. A benefit for OBS credit losses of $177 thousand and $496 thousand was recorded for the three and six months ended June 30, 2024, respectively. The benefit for OBS credit losses was $340 thousand and $629 thousand for the three and six months ended June 30, 2023, respectively.
Litigation
Mid Penn and its subsidiaries are subject to various pending and threatened legal proceedings or other matters arising out of the normal conduct of business in which claims for monetary damages are asserted. As of the date of this report, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters will be material to Mid Penn’s consolidated financial position. On at least a quarterly basis, Mid Penn assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that Mid Penn will incur losses and the amounts of the losses can be reasonably estimated, Mid Penn records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of losses for matters where an exposure is not currently estimable or considered probable is not believed to be material in the aggregate. This is based on information currently available to Mid Penn and involves elements of judgment and significant uncertainties. While Mid Penn does not believe that the outcome of pending or threatened litigation or other matters will be material to Mid Penn’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future. In addition, regardless of the ultimate outcome of any such legal proceeding, inquiry or investigation, any such matter could cause Mid Penn to incur additional expenses, which could be significant, and possibly material, to Mid Penn’s results of operations in any future period.

MID PENN BANCORP, INC.

Note 10 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were $200.0 million and $241.5 million as of June 30, 2024 and December 31, 2023, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by the Bank’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $3.0 billion at June 30, 2024. The Bank had a short-term borrowing capacity from the FHLB as of June 30, 2024 up to the Bank’s unused borrowing capacity of $1.8 billion (equal to $2.1 billion of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at June 30, 2024. No draws were made on these lines as of June 30, 2024 and December 31, 2023.
Long-term Debt
The following table presents a summary of long-term debt as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023
FHLB fixed rate instruments:
Due January 2024, 1.10%	$—	$10,000
Due March 2024, 5.60%	—	25,000
Due February 2026, 4.51%	20,000	20,000
Due August 2026, 4.80%	672	782
Due February 2027, 6.71%	21	24
Total FHLB fixed rate instruments	20,693	55,806
Lease obligations included in long-term debt	3,134	3,197
Total long-term debt	$23,827	$59,003
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Bank loan receivables, principally real estate secured loans. The Bank also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $138.9 million and $153.5 million as of June 30, 2024 and December 31, 2023, respectively.

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
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $750 thousand of the December 2020 Notes as of June 30, 2024 and December 31, 2023.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of its subordinated notes due March 2030 (the "March 2020 Notes"). As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6.9 million of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of June 30, 2024 was $8.1 million. The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.
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
Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $1.7 million of the March 2020 Notes as of June 30, 2024 and December 31, 2023.

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
During the six months ended June 30, 2024, Mid Penn repurchased 15,500 shares of common stock at an average price of $20.81. No shares were repurchased in the three months ended June 30, 2024. As of June 30, 2024, Mid Penn had repurchased 440,722 shares of common stock at an average price of $22.78 per share under the Program. The Program had approximately $5.0 million remaining available for repurchase as of June 30, 2024.
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
As of June 30, 2024, a total of 263,974 restricted shares were granted under the 2014 Plan, of which 85,802 shares were unvested. The 2014 Plan shares granted and vested resulted in $321 thousand and $252 thousand in share-based compensation expense for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the 2014 Plan shares granted and vested resulted in share-based compensation expense of $623 thousand and $1.1 million, respectively.
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

MID PENN BANCORP, INC.

The following data shows the amounts used in computing basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income	$11,771	$4,836	$23,904	$16,063

Weighted average common shares outstanding (basic)	16,576,283	16,233,473	16,572,102	16,060,789
Effect of dilutive unvested restricted stock grants	29,070	21,805	36,761	35,481
Weighted average common shares outstanding (diluted)	16,605,353	16,255,278	16,608,863	16,096,270

Basic earnings per common share	$0.71	$0.29	$1.44	$1.00
Diluted earnings per common share	0.71	0.29	1.44	1.00
There were no antidilutive instruments at June 30, 2024 and 2023.

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
The following table presents a summary of Mid Penn's earnings and selected performance ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$11,771	$4,836	$23,904	$16,063
Diluted EPS	$0.71	$0.29	$1.44	$1.00
Dividends Declared	$0.20	$0.20	$0.40	$0.40
Return on average assets	0.88%	0.40%	1.79%	0.34%
Return on average equity	8.55%	3.84%	17.44%	3.16%
Net interest margin (1)	3.12%	3.29%	3.04%	3.39%
Non-performing assets to total assets	0.19%	0.32%	0.19%	0.32%
Net charge-offs to average loans (annualized)	0.002%	0.018%	0.006%	0.030%
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

MID PENN BANCORP, INC.

Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended June 30, 2024 was $11.8 million, or $0.71 per both common share basic and diluted, compared to earnings of $4.8 million, or $0.29 per both common share basic and diluted for the three months ended June 30, 2023. Mid Penn's earnings for the six months ended June 30, 2024 was $23.9 million, or $1.44 per both common share basic and diluted, compared to earnings of $16.1 million, or $1.00 per both common share basic and diluted for the six months ended June 30, 2023.
◦Net Interest Margin - For the second quarter of 2024, Mid Penn’s net interest margin was 3.12% versus 3.29% for the same period of 2023. For the six months ended June 30, 2024, net interest margin was 3.04% versus 3.39% for the same period of 2023. The decrease is primarily driven by higher interest rates resulting from persistent inflation. The yield on interest-earning assets for the second quarter of 2024 increased 61 basis points from the same period of 2023. The rate on interest-bearing liabilities increased 93 basis points from the same period of 2023.
◦Loan Growth - Total loans, net of unearned income, as of June 30, 2024 were $4.4 billion compared to $4.3 billion as of December 31, 2023, an increase of $111.8 million, or 2.6%. The growth was primarily driven by an increase in multifamily of $65.1 million, an increase in nonowner occupied commercial real estate of $37.5 million, and an increase in commercial and industrial loans of $17.6 million.
◦Deposit Growth - Total deposits increased $150.8 million, or 3.5%, from $4.3 billion at December 31, 2023, to $4.5 billion at June 30, 2024. The growth was driven by an increase of $108.5 million in interest-bearing transaction accounts, and an increase of $77.6 million in time deposits, offset by a $35.3 million decrease in non-interest bearing accounts.
•Asset Quality - ACL at June 30, 2024 was $35.3 million, or 0.81% of total loans, as compared to $34.2 million, or 0.80% of total loans at December 31, 2023.
◦Net Charge-offs/Recoveries - Mid Penn had net charge-offs of $18 thousand and $170 thousand for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, net charge-offs were $62 thousand compared to $283 thousand for the same period of 2023.
◦Non-performing assets - Total non-performing assets were $10.4 million at June 30, 2024, a decrease compared to non-performing assets of $14.5 million at December 31, 2023. The decrease is primarily related to the sale of one foreclosed property, which resulted in a loss on sale of approximately $26 thousand. Delinquency as a percentage of total loans was 0.57% at June 30, 2024.
◦Provision/Benefit for credit losses - loans - The provision for credit losses - loans was $1.8 million for the three months ended June 30, 2024 compared to $1.2 million for the same period of 2023. The benefit for credit losses on off-balance sheet credit exposures was $178 thousand for the three months ended June 30, 2024, compared to a benefit of $496 thousand for the same period of 2023. The provision for credit losses - loans was $1.2 million for the six months ended June 30, 2024 compared to $1.6 million for the same period of 2023. The decrease in provision for the six months ended June 30, 2024, is primarily due to a decrease in loss factors across all portfolios.
•Noninterest Income - Noninterest income totaled $5.3 million for the three months ended June 30, 2024 compared to $5.2 million for the same period of 2023. The increase in noninterest income is primarily due to a $1.5 million increase in other miscellaneous income, partially offset by a $381 thousand decrease in mortgage banking. Noninterest income totaled $11.2 million for the six months ended June 30, 2024 compared to $9.5 million for the same period of 2023.

MID PENN BANCORP, INC.

•Noninterest Expense - Noninterest expense totaled $28.2 million for the three months ended June 30, 2024, a decrease of $6.9 million, or 19.7%, compared to noninterest expense of $35.1 million for the same period of 2023. The decrease was primarily due to $7.9 million of Brunswick acquisition costs in 2023, partially offset by a $506 thousand increase in salaries and benefits expense, also driven by the Brunswick acquisition, and a $548 thousand increase in FDIC charges due to increased assessment rates. Noninterest expense totaled $56.7 million for the six months ended June 30, 2024, a decrease of $4.2 million, or 6.93%, compared to noninterest expense of $61.0 million for the same period of 2023.
•Liquidity - Current liquidity, including borrowing capacity, enhanced to nearly $1.79 billion or 140.4% of uninsured and uncollateralized deposits, or approximately 39.8% of total deposits.

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
While management endeavors to use the best information known to it in order to make ACL valuations, adjustments to the ACL may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio, or changes in accounting guidance. In times of economic slowdown, either local, regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the ACL in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving.
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
Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible, a triggering event. At June 30, 2024, Mid Penn had goodwill of $127.0 million and Mid Penn's stock continues to trade below book value.

Our annual impairment test was conducted during the fourth quarter of 2023. Factors considered include actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others. No

MID PENN BANCORP, INC.

goodwill impairment has been recorded for 2024. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of goodwill impairment.
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

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the periods presented:

	Average Balances, Income and Interest Rates
	For the Three Months Ended
	June 30, 2024			June 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$35,618	$347	3.92%	$7,777	$83	4.28%
Investment Securities:
Taxable	533,748	3,701	2.79%	551,832	3,783	2.75%
Tax-Exempt	74,425	371	2.00%	78,918	391	1.99%
Total Investment Securities	608,173	4,072	2.69%	630,750	4,174	2.65%

Federal Funds Sold	19,432	282	5.84%	6,035	49	3.26%
Loans	4,353,360	66,096	6.11%	3,808,717	52,094	5.49%
Restricted Investment in Bank Stocks	16,066	442	11.07%	10,177	179	7.05%
Total Interest-earning Assets	5,032,649	71,239	5.69%	4,463,456	56,579	5.08%

Cash and Due from Banks	39,053			70,378
Other Assets	307,195			293,953
Total Assets	$5,378,897			$4,827,787

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$972,852	$4,477	1.85%	$936,687	$3,216	1.38%
Money Market	908,807	6,632	2.94%	929,774	5,104	2.20%
Savings	281,560	52	0.07%	319,728	64	0.08%
Time	1,510,079	17,302	4.61%	1,061,276	9,543	3.61%
Total Interest-bearing Deposits	3,673,298	28,463	3.12%	3,247,465	17,927	2.21%

Short-term borrowings	241,713	3,324	5.53%	94,067	1,507	6.43%
Long-term debt	23,870	262	4.41%	54,347	194	1.43%
Subordinated debt and trust preferred securities	46,122	424	3.70%	47,782	507	4.26%
Total Interest-bearing Liabilities	3,985,003	32,473	3.28%	3,443,661	20,135	2.35%

Noninterest-bearing Demand	778,380			810,140
Other Liabilities	61,839			69,451
Shareholders' Equity	553,675			504,535
Total Liabilities & Shareholders' Equity	$5,378,897			$4,827,787

Net Interest Income		$38,766			$36,444
Taxable Equivalent Adjustment (1)		253			202
Net Interest Income (taxable-equivalent basis)		$39,019			$36,646

Total Yield on Earning Assets			5.69%			5.10%
Rate on Supporting Liabilities			3.28%			2.35%
Average Interest Spread			2.41%			2.76%
Net Interest Margin (1)			3.12%			3.29%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended June 30, 2024 in comparison to the same period in 2023:

	Three months ended June 30, 2024 vs. June 30, 2023
	Increase (decrease)
(Dollars in thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$296	$(32)	$264
Investment Securities:
Taxable	(124)	42	(82)
Tax-Exempt	(22)	2	(20)
Total Investment Securities	(146)	44	(102)

Federal Funds Sold	108	125	233
Loans	7,434	6,568	14,002
Restricted Investment Bank Stocks	103	160	263
Total Interest Income	7,795	6,865	14,660

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	124	1,137	1,261
Money Market	(115)	1,643	1,528
Savings	(8)	(4)	(12)
Time	4,025	3,734	7,759
Total Interest-Bearing Deposits	4,026	6,510	10,536

Short-term Borrowings	2,359	(542)	1,817
Long-term Debt	(108)	176	68
Subordinated Debt	(18)	(65)	(83)
Total Interest Expense	6,259	6,079	12,338

NET INTEREST INCOME	$1,536	$786	$2,322
For the three months ended June 30, 2024, net interest income was $38.8 million compared to net interest income of $36.4 million for the three months ended June 30, 2023. The tax-equivalent net interest margin for the three months ended June 30, 2024 was 3.12% compared to 3.31% for the second quarter of 2023, representing a 17 bp decrease compared to the same period in 2023.
The yield on interest-earning assets increased to 5.69% for the quarter ended June 30, 2024, from 5.08% for the quarter ended June 30, 2023. These increases were due to assets continuing to reprice at higher rates during the second quarter of 2024, continued discipline on new loan pricing, and increase in Fed funds sold. Increased yields on interest-earning assets were offset by increases in funding costs for the second quarter of 2024, with the overall cost of interest-bearing liabilities increasing to 3.28% during the second quarter of 2024, compared to 2.35% for the three months ended June 30, 2023.
Average investment securities decreased $22.6 million and the yield on those investment securities decreased 4 bps during the second quarter of 2024 compared to the second quarter of 2023, reducing interest income due to volume by $146 thousand, and reducing interest income due to rates by $44 thousand. Average loans increased $544.6 million, and the yield on those loans increased 62 bps, contributing $7.4 million and $6.6 million, respectively, to the increase in interest income.
Interest expense increased $12.3 million during the second quarter of 2024 compared to the second quarter of 2023. The rate of interest-bearing liabilities increased from 2.35% for the second quarter of 2023 to 3.28% for the second quarter of 2024. The increase in the rate was primarily a result of a shift in the mix of deposits from demand, money market and

MID PENN BANCORP, INC.

savings to higher yielding time deposits. Mid Penn continued to offer higher rates over the comparable period to both retain and attract deposits. In addition, average short-term borrowings of $241.7 million were used to help fund loan growth, contributing $1.8 million to interest expense during the second quarter of 2024.
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
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$37,809	$750	3.99%	$6,774	$136	4.05%
Investment Securities:
Taxable	536,711	7,501	2.81	554,352	7,340	2.75
Tax-Exempt	75,219	747	2.00	79,083	987	2.52
Total Investment Securities	611,930	8,248	2.71	633,435	8,327	2.72

Federal Funds Sold	14,902	418	5.64	4,911	94	3.86
Loans, Net	4,323,594	129,332	6.02	3,682,747	97,959	5.37
Restricted Investment in Bank Stocks	17,752	682	7.73	9,861	289	5.91
Total Interest-earning Assets	5,005,987	139,430	5.60	4,337,728	106,805	4.98

Cash and Due from Banks	38,658			60,964
Other Assets	304,644			276,484
Total Assets	$5,349,289			$4,675,176

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$935,596	$8,361	1.80%	$952,730	$5,907	1.25%
Money Market	892,525	12,600	2.84	935,000	9,188	1.98
Savings	284,662	124	0.09	325,219	118	0.07
Time	1,489,345	33,710	4.55	906,299	14,715	3.27
Total Interest-bearing Deposits	3,602,128	54,795	3.06	3,119,248	29,928	1.93

Short-term borrowings	278,869	7,770	5.60	107,906	2,997	5.60
Long-term debt	32,220	795	4.96	29,487	238	1.63
Subordinated debt and trust preferred securities	46,199	848	3.69	52,304	1,149	4.43
Total Interest-bearing Liabilities	3,959,416	64,208	3.26	3,308,945	34,312	2.09

Noninterest-bearing Demand	779,758			801,807
Other Liabilities	60,277			56,746
Shareholders' Equity	549,838			507,678
Total Liabilities & Shareholders' Equity	$5,349,289			$4,675,176

Net Interest Income		$75,222			$72,493
Taxable Equivalent Adjustment (1)		513			400
Net Interest Income (taxable-equivalent basis)		$75,735			$72,893

Total Yield on Earning Assets			5.60%			4.98%
Rate on Supporting Liabilities			3.26			2.09
Average Interest Spread			2.34			2.89
Net Interest Margin			3.04			3.39
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances

MID PENN BANCORP, INC.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the six months ended June 30, 2024 in comparison to the same period in 2023:

	Six Months Ended June 30, 2024 vs. June 30, 2023
(Dollars in thousands)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$625	$(11)	$614
Investment Securities:
Taxable	(241)	402	161
Tax-Exempt	(48)	(192)	(240)
Total Investment Securities	(289)	210	(79)

Federal Funds Sold	192	132	324
Loans, Net	17,113	14,260	31,373
Restricted Investment Bank Stocks	232	161	393
Total Interest Income	17,873	14,752	32,625

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	(107)	2,561	2,454
Money Market	(418)	3,830	3,412
Savings	(14)	20	6
Time	9,481	9,514	18,995
Total Interest-Bearing Deposits	8,942	15,925	24,867

Short-term Borrowings	4,763	10	4,773
Long-term Debt	22	535	557
Subordinated Debt	(134)	(167)	(301)
Total Interest Expense	13,593	16,303	29,896

NET INTEREST INCOME	$4,280	$(1,551)	$2,729
For the six months ended June 30, 2024, net interest income was $75.2 million compared to net interest income of $72.5 million for the six months ended June 30, 2023. FTE net interest income was $75.7 million for the six months ended June 30, 2024, an increase of $2.8 million, or 3.9%, compared to the same period of June 30, 2023. Mid Penn’s FTE net interest margin for the six months ended June 30, 2024 was 3.04% compared to 3.39% for the same period of June 30, 2023, representing a 35 bp decrease compared to the same period in 2023, primarily driven by higher interest rates resulting from persistent inflation.
The higher yields and the growth in interest-earning assets contributed $14.8 million and $17.9 million, respectively, to the increase in interest income. The yield on interest-earning assets increased 62 bps to 5.60% for the six months ended June 30, 2024 compared to 4.98% for the same period of 2023. Average interest-earning assets increased $16.5 million, or 15.4%, during the six months ended June 30, 2024 compared to the same period of 2023.
Average investment securities decreased $21.5 million, or 3.4%, and the yield on those investment securities decreased 1 bp, deducting $289 thousand and contributing $210 thousand, respectively, to interest income. Average loans increased $640.8 million, and the yield on those loans increased 65 bps contributing $17.1 million and $14.3 million, respectively, to the increase in interest income.

MID PENN BANCORP, INC.

Interest expense increased $29.9 million during the first six months of 2024 compared to the same period of 2023. The rate of interest-bearing liabilities increased from 2.09% for the first six months of 2023 to 3.26% for the first six months of 2024. The increase in the rate was primarily a result of a shift in the mix of deposits from demand, money market and savings to higher yielding time deposits. The rate on average interest-bearing deposits increased 117 bps contributing $15.9 million to the increase in interest expense during the six months ended June 30, 2024 compared to the same period in 2023. In addition, average short-term borrowings of $278.9 million were used to help fund loan growth, contributing $4.8 million to interest expense during the six months ended June 30, 2024 compared to the same period in 2023.
Provision for Credit Losses - Loans
On January 1, 2023, Mid Penn adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL. The provision for credit losses on loans was $1.8 million for the three months ended June 30, 2024 compared to a provision of $1.2 million for the three months ended June 30, 2023. The increase in provision was driven by an increase in loss factors across the commercial and commercial real estate portfolios. The provision for credit losses on loans was $1.2 million for the six months ended June 30, 2024 compared to a provision of $1.6 million for the six months ended June 30, 2023. The decrease is primarily due to a decrease in loss factors across all portfolios.
Noninterest Income
Noninterest income for the three months ended June 30, 2024 was $5.3 million and $5.2 million for the three months ended June 30, 2023. The following table and explanations that follow provide additional analysis of noninterest income.
Noninterest income and variance analysis:

	Three Months Ended June 30,
(Dollars in Thousands)	2024	2023	$ Variance	% Variance
Fiduciary and wealth management	$1,129	$1,204	$(75)	(6.2%)
ATM debit card interchange	973	998	(25)	(2.5)
Service charges on deposits	539	514	25	4.9
Mortgage banking	628	287	341	118.8
Mortgage hedging	—	128	(128)	(100.0)
Net gain on sales of SBA loans	74	128	(54)	(42.2)
Earnings from cash surrender value of life insurance	301	292	9	3.1
Other	1,685	1,669	16	1.0
Total	$5,329	$5,220	$109	2.1%
For the three months ended June 30, 2024, noninterest income totaled $5.3 million, an increase of $109 thousand, or 2.09%, compared to noninterest income of $5.2 million for the three months ended June 30, 2023. The increase in noninterest income is primarily due to $341 thousand increase in mortgage banking income, partially offset by a $128 thousand decrease in mortgage hedging.

	Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	$ Variance	% Variance
Fiduciary and wealth management	$2,261	$2,440	$(179)	(7.3%)
ATM debit card interchange	1,918	2,054	(136)	(6.6)
Service charges on deposits	1,048	949	99	10.4
Mortgage banking	1,052	671	381	56.8
Mortgage hedging	—	148	(148)	(100.0)
Net gain on sales of SBA loans	181	128	53	41.4
Earnings from cash surrender value of life insurance	585	546	39	7.1
Other	4,121	2,609	1,512	58.0
Total	$11,166	$9,545	$1,621	17.0%

MID PENN BANCORP, INC.

For the six months ended June 30, 2024, noninterest income totaled $11.2 million, an increase of $1.6 million, or 16.98%, compared to noninterest income of $9.5 million for the six months ended June 30, 2023. The increase in noninterest income is primarily due to a $1.5 million increase in other miscellaneous noninterest income, driven by a $1.5 million death benefit from Bank owned life insurance.
Noninterest Expense
For the three months ended June 30, 2024, noninterest expense totaled $28.2 million, a decrease of $6.9 million, or 19.7%, compared to noninterest expense of $35.1 million for the same period in 2023. The following table and explanations that follow provide additional analysis of noninterest expense:

	Three Months Ended June 30,
(Dollars in Thousands)	2024	2023	$ Variance	% Variance
Salaries and employee benefits	$15,533	$15,027	$506	3.4%
Software licensing and utilization	2,208	2,070	138	6.7
Occupancy expense, net	1,861	1,750	111	6.3
Equipment expense	1,287	1,248	39	3.1
Shares tax	124	751	(627)	(83.5)
Legal and professional fees	689	602	87	14.5
ATM/card processing	510	532	(22)	(4.1)
Intangible amortization	425	461	(36)	(7.8)
FDIC Assessment	1,232	684	548	80.1
Gain on sale of foreclosed assets, net	42	(126)	168	(133.3)
Merger and acquisition expense	—	4,992	(4,992)	(100.0)
Post-acquisition restructuring expense	—	2,952	(2,952)	(100.0)
Other expenses	4,313	4,185	128	3.1
Total Noninterest Expense	$28,224	$35,128	$(6,904)	(19.7%)

For the six months ended June 30, 2024, noninterest expense totaled $56.7 million, a decrease of $4.2 million, or 6.9%, compared to noninterest expense of $61.0 million for the six months ended June 30, 2023. The decrease was primarily the result of a $8.2 million decrease in merger and acquisition costs related to the Brunswick Acquisition, partially offset by an increase of $2.1 million in salaries and benefits also related to the Brunswick Acquisition, and a $1.2 million increase in FDIC charges due to increased assessment rates.

MID PENN BANCORP, INC.

	Six Months Ended June 30,
(Dollars in Thousands)	2024	2023	$ Variance	% Variance
Salaries and employee benefits	$30,995	$28,871	$2,124	7.4%
Software licensing and utilization	4,328	4,016	312	7.8
Occupancy expense, net	3,843	3,636	207	5.7
Equipment expense	2,509	2,499	10	0.4
Shares tax	1,121	1,650	(529)	(32.1)
Legal and professional fees	1,687	1,402	285	20.3
ATM/card processing	1,044	1,025	19	1.9
Intangible amortization	853	805	48	6.0
FDIC Assessment	2,177	1,024	1,153	112.6
Gain on sale of foreclosed assets, net	42	(126)	168	(133.3)
Merger and acquisition expense	—	5,216	(5,216)	(100.0)
Post-acquisition restructuring expense	—	2,952	(2,952)	(100.0)
Other expenses	8,145	8,000	145	1.8
Total Noninterest Expense	$56,744	$60,970	$(4,226)	(6.9%)

Income Taxes
The provision for income taxes was $2.5 million for the three months ended June 30, 2024 compared to $142 thousand for the same period in 2023. The provision for income taxes for the six months ended June 30, 2024 reflects a combined Federal and State effective tax rate of 17.5% and 2.9%, for the six months ended June 30, 2024 and June 30, 2023, respectively. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
Financial Condition
Mid Penn’s total assets were $5.4 billion as of June 30, 2024, reflecting an increase of $101.0 million, or 1.9%, compared to total assets of $5.3 billion as of December 31, 2023. The increase was primarily driven by organic loan growth, offset by a reduction in investment securities.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. Total investment securities as of June 30, 2024 were $601.3 million compared to $622.7 million as of December 31, 2023. Mid Penn does not intend to grow the investment portfolio beyond levels necessary to support pledging requirements.

MID PENN BANCORP, INC.

The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost):

	Maturing
(In Thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years
As of June 30, 2024	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$11,871	3.35%	$16,939	2.62%	$1,809	3.30%	$—	—%
Mortgage-backed U.S. government agencies	—	—	—	—	5,385	2.53	136,652	3.01
State and political subdivision obligations	—	—	—	—	2,522	2.42	1,069	2.46
Corporate debt securities	—	—	11,456	4.68	20,233	4.41	—	—
	$11,871	3.35%	$28,395	3.46%	$29,949	3.84%	$137,721	3.00%
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$10,500	3.45%	$85,211	1.89%	$148,662	2.08%	$1,500	2.45%
Mortgage-backed U.S. government agencies	—	—	2,526	2.97	5,543	2.79	32,776	2.02
State and political subdivision obligations	6,958	2.44	34,229	2.49	21,328	2.25	18,627	2.59
Corporate debt securities	—	—	6,010	3.45	19,450	4.19	—	—
	$17,458	3.04%	$127,976	2.14%	$194,983	2.33%	$52,903	2.23%

Loans, net of unearned interest
Total loans, net of unearned interest, as of June 30, 2024 were $4.4 billion compared to $4.3 billion as of December 31, 2023. The growth of $111.8 million, or 2.6%, since December 31, 2023 was primarily the result of organic loan growth across the commercial real estate and commercial and industrial portfolios, offset by decreases in residential mortgage loan portfolios.

MID PENN BANCORP, INC.

	June 30, 2024		December 31, 2023		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,187,050	27.2%	$1,149,553	27.0%	$37,497	3.3%
CRE Owner Occupied	623,756	14.3	629,904	14.8	(6,148)	(1.0)
Multifamily	374,175	8.6	309,059	7.3	65,116	21.1
Farmland	213,002	4.9	212,690	5.0	312	0.1
Total Commercial Real Estate	2,397,983	54.9	2,301,206	54.1	96,777	4.2
Commercial and industrial	692,703	15.9	675,079	15.9	17,624	2.6
Construction
Residential Construction	105,676	2.4	92,843	2.2	12,833	13.8
Other Construction	348,289	8.0	362,624	8.5	(14,335)	(4.0)
Total Construction	453,965	10.4	455,467	10.7	(1,502)	(0.3)
Residential mortgage
1-4 Family 1st Lien	327,302	7.5	339,142	8.0	(11,840)	(3.5)
1-4 Family Rental	351,554	8.1	341,937	8.0	9,617	2.8
HELOC and Junior Liens	134,686	3.1	132,795	3.1	1,891	1.4
Total Residential Mortgage	813,542	18.6	813,874	19.1	(332)	—
Consumer	6,368	0.1	7,166	0.2	(798)	(11.1)
	$4,364,561	100.0%	$4,252,792	100.0%	$111,769	2.6%

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
The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value:

MID PENN BANCORP, INC.

(Dollars in thousands)	June 30, 2024			December 31, 2023
Commercial Real Estate	Balance	% of portfolio	Weighted Average LTV (2)	Balance		% of portfolio	Weighted Average LTV (2)
Owner Occupied (1)	$623,756	25.9%	N/A	$627,995		27.4%	N/A
Farmland (1)	212,772	8.9	N/A	212,690		9.2	N/A
Multifamily	374,175	15.6	63.8	308,886		13.4	58.9
Non Owner Occupied
Retail	416,030	17.3	60.3	414,485		18.0	51.0
Office	293,177	12.2	63.2	301,810		13.1	64.4
Industrial	153,548	6.4	53.2	156,075		6.8	49.3
Hospitality	143,508	6.0	51.2	137,718		6.0	49.4
Flex	42,804	1.8	44.2	39,374		1.7	56.0
Mobile Home Park	21,931	0.9	67.7	21,298		0.9	68.4
Health Care	14,777	0.6	55.3	15,618		0.7	54.6
Other Property Types	101,505	4.4	64.1	65,257		2.8	43.2
Total Commercial Real Estate	$2,397,983	100.0%	59.9%	$2,301,206	2301206000000	100.0%	55.4%
(1) LTV not available for Owner Occupied and Farmland properties.
(2) Weighted average Loan to Value is calculated based on estimated current market values of the properties.

Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In Thousands)
As of June 30, 2024	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate
CRE Nonowner Occupied	$50,316	$347,733	$490,261	$298,740	$1,187,050
CRE Owner Occupied	22,135	69,829	262,709	269,083	623,756
Multifamily	44,762	107,632	118,365	103,416	374,175
Farmland	520	8,209	61,218	143,055	213,002
Total Commercial real estate	117,733	533,403	932,553	814,294	2,397,983
Commercial and industrial	21,545	339,011	105,976	226,171	692,703
Construction
Residential Construction	51,479	42,759	5,889	5,549	105,676
Other Construction	75,355	202,941	54,206	15,787	348,289
Total Construction	126,834	245,700	60,095	21,336	453,965
Residential mortgage
1-4 Family 1st Lien	10,647	23,911	90,290	202,454	327,302
1-4 Family Rental	11,501	52,716	107,377	179,960	351,554
HELOC and Junior Liens	8,259	15,433	36,109	74,885	134,686
Total Residential Mortgage	30,407	92,060	233,776	457,299	813,542
Consumer	932	1,771	1,421	2,244	6,368
Total loans held in portfolio	$297,451	$1,211,945	$1,333,821	$1,521,344	$4,364,561

MID PENN BANCORP, INC.

Fixed interest rates
Commercial real estate
CRE Nonowner Occupied	$40,797	$205,219	$76,188	$9,542	$331,746
CRE Owner Occupied	14,874	50,472	25,515	2,046	92,907
Multifamily	8,361	59,520	6,785	—	74,666
Farmland	386	7,087	7,945	56	15,474
Total Commercial real estate	64,418	322,298	116,433	11,644	514,793
Commercial and industrial	16,132	210,639	33,478	11,604	271,853
Construction
Residential Construction	22,259	9,861	—	—	32,120
Other Construction	31,582	57,370	36,544	824	126,320
Total Construction	53,841	67,231	36,544	824	158,440
Residential mortgage
1-4 Family 1st Lien	10,636	21,129	57,859	125,977	215,601
1-4 Family Rental	7,932	48,376	6,945	6,205	69,458
HELOC and Junior Liens	188	6,363	25,123	2,528	34,202
Total Residential Mortgage	18,756	75,868	89,927	134,710	319,261
Consumer	522	1,730	1,421	11,790	15,463
Total fixed interest rates	$153,669	$677,766	$277,803	$170,572	$1,279,810

Floating interest rates:
Commercial real estate
CRE Nonowner Occupied	$9,517	$142,514	$414,073	$289,198	$855,302
CRE Owner Occupied	7,261	19,357	237,194	267,036	530,848
Multifamily	36,403	48,112	111,578	103,415	299,508
Farmland	132	1,123	53,274	142,999	197,528
Total Commercial real estate	53,313	211,106	816,119	802,648	1,883,186
Commercial and industrial	5,413	128,372	72,498	214,567	420,850
Construction
Residential Construction	29,221	32,897	5,889	5,549	73,556
Other Construction	43,773	145,572	17,663	14,963	221,971
Total Construction	72,994	178,469	23,552	20,512	295,527
Residential mortgage
1-4 Family 1st Lien	12	2,781	32,431	64,900	100,124
1-4 Family Rental	3,569	4,340	100,432	173,755	282,096
HELOC and Junior Liens	8,071	9,070	10,986	72,358	100,485
Total Residential Mortgage	11,652	16,191	143,849	311,013	482,705
Consumer	410	41	—	2,032	2,483
Total floating interest rates	143,782	534,179	1,056,018	1,350,772	3,084,751
Total fixed and floating interest rates	$297,451	$1,211,945	$1,333,821	$1,521,344	$4,364,561

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

Changes in the ACL are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$33,524	$31,265	$34,187	$18,957

Impact of adopting CECL	—	—	—	11,931
Purchase credit deteriorated loans	—	336	—	336

Loans charged off during period	(62)	(174)	(112)	(324)
Recoveries of loans previously charged off	44	4	50	41
Net (charge-offs) recoveries	(18)	(170)	(62)	(283)

Provision for credit losses (1)	1,782	1,157	1,163	1,647
Balance, end of period	$35,288	$32,588	$35,288	$32,588

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	0.002%	0.018%	0.003%	0.015%

Ratio of ACL - loans to net loans at end of period	0.81%	0.81%	0.81%	0.81%
.(1) Includes a $2.0 million initial provision for the three and six months ended June 30,2023, for credit losses on non-PCD loans acquired in the Brunswick Acquisition. in 2023.

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of June 30, 2024, December 31, 2023, and June 30, 2023.

(Dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Non-performing Assets:
Total non-performing loans	$9,999	$14,216	$15,846

Foreclosed real estate	441	293	489
Total non-performing assets	10,440	14,509	16,335

Accruing loans 90 days or more past due	—	—	9
Total risk elements	$10,440	$14,509	$16,344

Non-performing loans as a percentage of total loans outstanding	0.23%	0.33%	0.39%

Non-performing assets as a percentage of total loans outstanding and foreclosed real estate	0.24%	0.34%	0.40%

Ratio of ACL to non-performing loans	352.92%	240.48%	205.65%
Total nonperforming assets were $10.4 million at June 30, 2024, a decrease compared to nonperforming assets of $14.5 million at December 31, 2023. The decrease during the second quarter of 2024 primarily related to the sale of one foreclosed property, which resulted in a loss on sale of approximately $26 thousand. Delinquency as a percentage of total loans was 0.57% at June 30, 2024.

Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible, a triggering event. At June 30, 2024, Mid Penn had goodwill of $127.0 million and Mid Penn's stock continues to trade below book value. Management has not noted any factors either internally or externally which would indicate that a triggering event has occurred during the second quarter of 2024 warranting an additional impairment test. Factors considered include actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of goodwill impairment. Mid Penn's annual impairment test is scheduled to be conducted as of October 31, 2024.
Deposits
Total deposits increased $150.8 million, or 3.5%, from $4.3 billion on December 31, 2023, to $4.5 billion at June 30, 2024. The growth was driven by a $108.5 million increase in interest bearing accounts, and a $77.6 million increase in time deposits, offset by a $35.3 million decrease in noninterest bearing accounts.
As of June 30, 2024, uninsured deposits were approximately $1.2 billion compared to $1.2 billion as of December 31, 2023. The maturities of the uninsured time deposits as of June 30, 2024 were as follows:

(In thousands)	2024
Three months or less	$136,892
Over three months to six months	101,947
Over six months to twelve months	128,779
Over twelve months	17,018
$384,636

MID PENN BANCORP, INC.

Borrowings

Total short-term borrowings decreased $41.5 million, or 17.2%, from December 31, 2023. FHLB overnight borrowings decreased $166.5 million, offset by an increase of $125.0 million in short term FHLB borrowings. Total long-term borrowings were $23.8 million at June 30, 2024, a decrease of $35.2 million from December 31, 2023.
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
The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the six months ended June 30, 2024 provided $30.4 million of cash, mainly due to net income. Cash used in investing activities during the six months ended June 30, 2024 was $88.9 million, mainly the result of the net increase in loans. Cash provided by financing activities during the six months ended June 30, 2024 totaled $67.4 million, primarily the result of an increase in net deposits.
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

MID PENN BANCORP, INC.

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
Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets. The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016, are illustrated below. At June 30, 2024, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action, and exceeded the minimum capital requirements under Basel III.
Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	June 30, 2024	December 31, 2023	Regulatory Minimum for Capital Adequacy	Fully Phased-In, with Capital Conversation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	11.78%	11.69%	10.50%	4.00%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	9.91	9.78	8.50	7.00
Common Equity Tier I (to Risk-Weighted Assets)	9.91	9.78	7.00	8.50
Tier I Leverage Capital (to Average Assets)	8.38	8.32	4.00	10.50
As of June 30, 2024 and December 31, 2023, Mid Penn and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
Shareholders' Equity
Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements. Accordingly, capital management has been, and will continue to be, of paramount importance to Mid Penn.
Shareholders’ equity increased by $17.3 million, or 3.2%, from $542.4 million as of December 31, 2023 to $559.7 million as of June 30, 2024, primarily due to earnings of $23.9 million, partially offset by dividends declared of $6.6 million and stock repurchases of $323 thousand.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased or decreased by 100, 200, 300 and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to downward interest rate changes, while an increase in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At June 30, 2024, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
400	3.20%	≥ -25%
300	2.30%	≥ -20%
200	1.50%	≥ -15%
100	0.60%	≥ -10%
(100)	(0.40)%	≥ -10%
(200)	(1.30)%	≥ -15%
(300)	(2.10)%	≥ -20%
(400)	(3.80)%	≥ -25%
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2024, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

MID PENN BANCORP, INC.

Changes in Internal Controls
There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the six months ended June 30, 2024.

MID PENN BANCORP, INC.

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
Mid Penn and its subsidiaries are subject to various pending and threatened legal proceedings or other matters arising out of the normal conduct of business in which claims for monetary damages are asserted. As of the date of this report, management, after consultation with legal counsel, does not anticipate that the aggregate ultimate liability arising out of such pending or threatened matters will be material to Mid Penn’s consolidated financial position. On at least a quarterly basis, Mid Penn assesses its liabilities and contingencies in connection with such matters. For those matters where it is probable that Mid Penn will incur losses and the amounts of the losses can be reasonably estimated, Mid Penn records an expense and corresponding liability in its consolidated financial statements. To the extent such matters could result in exposure in excess of that liability, the amount of such excess is not currently estimable. The range of losses for matters where an exposure is not currently estimable or considered probable is not believed to be material in the aggregate. This is based on information currently available to Mid Penn and involves elements of judgment and significant uncertainties. While Mid Penn does not believe that the outcome of pending or threatened litigation or other matters will be material to Mid Penn’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future. In addition, regardless of the ultimate outcome of any such legal proceeding, inquiry or investigation, any such matter could cause Mid Penn to incur additional expenses, which could be significant, and possibly material, to Mid Penn’s results of operations in any future period.
In addition, management does not know of any material proceedings contemplated by governmental authorities against Mid Penn or any of its properties.
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the 2023 Annual Report and subsequent reports filed with the SEC to determine if there were material changes applicable to the six months ended June 30, 2024. There have been no material changes to such risk factors.

MID PENN BANCORP, INC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)None.
(2)None.

Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through April 24, 2025 by Mid Penn’s Board of Directors on April 24, 2024. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares. During the six months ended June 30, 2024, Mid Penn repurchased 15,500 shares of common stock at an average price of $20.81. As of June 30, 2024, Mid Penn repurchased 440,722 shares of common stock under the Program.

MID PENN BANCORP, INC.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5 – OTHER INFORMATION
During the three months ended June 30, 2024, none of Mid Penn’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mid Penn’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	August 7, 2024

By:	/s/ Justin T. Webb
Justin T. Webb Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2024