Form 10-Q
period 2024-09-30
MID PENN BANCORP INC
filed 2024-11-07
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the registrant had 16,620,174 shares of common stock outstanding, par value $1.00 per share.

FORM 10-Q
Unless the context otherwise requires, the terms "Mid Penn", "Corporation" "we", "us", and "our" refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2014 Plan	2014 Restricted Stock Plan
2023 Annual Report	Corporation's Annual Report on Form 10-K for the year ended December 31, 2023
2023 Plan	2023 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income/(Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Mid Penn Bank
BOLI	Bank Owned Life Insurance
bp or bps	basis point(s)
Brunswick	Brunswick Bancorp
Brunswick Acquisition	Merger acquisition of Brunswick
Brunswick Bank	Brunswick Bank & Trust Company
CCL	Provision for Credit Losses - Credit Commitments
CECL	Current Expected Credit Losses
DCF	Discounted Cash Flow
DIF	FDIC’s Deposit Insurance Fund
DRIP	Dividend Reinvestment Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	the Financing Corporation
FOMC	Federal Open Market Committee
FTE	Fully taxable-equivalent
HFS	Held for Sale
HTM	Held to Maturity
LGD	Loss Given Default
LHFI	Loans held for investment
LIHTC	Low-Income Housing Tax Credits
Loans	Loans, net of unearned income
Management Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger of William Penn
Mid Penn or the Corporation	Mid Penn Bancorp, Inc.
N/M	Not meaningful - (percentage changes greater than +/- 150% not considered meaningful)
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
PCD	Purchased Credit Deteriorated
PCL	Provision for Credit Losses - Loans
PD	Probability of Default
Public Offering	Underwritten public offering of 2,375,000 shares of the Corporation’s common stock
Riverview	Riverview Financial Corporation
Riverview Acquisition	Merger acquisition of Riverview
ROA	Return on Assets
ROE	Return on Equity
SBA	Small Business Association
SEC	Securities Exchange Commission
SOFR	Secured Overnight Financing Rate
WSJP	Wall Street Journal Prime

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$57,518	$45,435
Interest-bearing balances with other financial institutions	19,323	34,668
Federal funds sold	67,554	16,660
Total cash and cash equivalents	144,395	96,763
Investment securities:
HTM, at amortized cost (fair value $354,365 and $357,521, respectively)	386,618	399,128
AFS, at fair value	255,227	223,555
Equity securities, at fair value	446	438
Loans held for sale, at fair value	7,919	3,855
Loans, net of unearned income	4,431,704	4,252,792
Less: ACL - Loans	(35,562)	(34,187)
Net loans	4,396,142	4,218,605

Premises and equipment, net	33,765	36,909
Operating lease right of use asset	7,390	8,953
Finance lease right of use asset	2,593	2,727
Cash surrender value of life insurance	53,135	54,497
Restricted investment in bank stocks	10,589	16,768
Accrued interest receivable	27,286	25,820
Deferred income taxes	23,197	24,146
Goodwill	128,160	127,031
Core deposit and other intangibles, net	6,713	6,479
Foreclosed assets held for sale	281	293
Other assets	43,169	44,825
Total Assets	$5,527,025	$5,290,792

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$791,980	$801,312
Interest-bearing transaction accounts	2,288,783	2,086,450
Time	1,626,001	1,458,450
Total Deposits	4,706,764	4,346,212

Short-term borrowings	114,097	241,532
Long-term debt	23,716	59,003
Subordinated debt	45,894	46,354
Operating lease liability	7,778	9,285
Accrued interest payable	18,995	14,257
Other liabilities	36,722	31,799
Total Liabilities	4,953,966	4,748,442

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized at September 30, 2024 and December 31, 2023; 17,060,896 issued at September 30, 2024 and 16,998,929 at December 31, 2023; 16,620,174 outstanding at September 30, 2024 and 16,573,707 at December 31, 2023	17,061	16,999
Additional paid-in capital	406,922	405,725
Retained earnings	172,234	145,982
Accumulated other comprehensive loss	(13,116)	(16,637)
Treasury stock, at cost; 440,722 shares at September 30, 2024 and 425,222 shares at December 31, 2023	(10,042)	(9,719)
Total Shareholders’ Equity	573,059	542,350
Total Liabilities and Shareholders' Equity	$5,527,025	$5,290,792
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
INTEREST INCOME
Loans, including fees	$68,080	$58,792	$197,412	$156,751
Investment securities:
Taxable	4,136	4,106	12,319	11,942
Tax-exempt	359	382	1,106	1,162
Other interest-bearing balances	223	86	973	222
Federal funds sold	1,043	51	1,461	145
Total Interest Income	73,841	63,417	213,271	170,222
INTEREST EXPENSE
Deposits	30,689	23,559	85,484	53,487
Short-term borrowings	2,296	1,584	10,066	4,581
Long-term and subordinated debt	687	794	2,330	2,181
Total Interest Expense	33,672	25,937	97,880	60,249
Net Interest Income	40,169	37,480	115,391	109,973
Provision for credit losses - loans	621	1,427	1,784	3,074
(Benefit)/Provision for credit losses - CCL	(105)	660	(601)	1,290
Net provision for credit losses	516	2,087	1,183	4,364
Net Interest Income After Provision for Credit Losses	39,653	35,393	114,208	105,609
NONINTEREST INCOME
Fiduciary and wealth management	1,204	1,296	3,465	3,736
ATM debit card interchange	962	986	2,880	3,040
Service charges on deposits	549	509	1,597	1,458
Mortgage banking	768	382	1,820	1,053
Mortgage hedging	(1)	67	(1)	215
Net gain on sales of SBA loans	151	85	332	213
Earnings from cash surrender value of life insurance	276	278	861	824
Other	1,269	1,743	5,390	4,352
Total Noninterest Income	5,178	5,346	16,344	14,891
NONINTEREST EXPENSE
Salaries and employee benefits	16,156	15,259	47,151	44,130
Software licensing and utilization	2,366	2,085	6,694	6,101
Occupancy, net	1,815	1,761	5,658	5,397
Equipment	1,206	1,292	3,715	3,791
Shares tax	824	808	1,945	2,458
Legal and professional fees	1,613	890	3,300	2,292
ATM/card processing	606	641	1,650	1,666
Intangible amortization	460	484	1,313	1,289
FDIC Assessment	1,150	1,746	3,327	2,770
Loss (Gain) on sale of foreclosed assets, net	(35)	(18)	7	(144)
Merger and acquisition	109	352	109	5,568
Post-acquisition restructuring	—	—	—	2,952
Other	3,689	3,929	11,834	11,928
Total Noninterest Expense	29,959	29,229	86,703	90,198
INCOME BEFORE PROVISION FOR INCOME TAXES	14,872	11,510	43,849	30,302
Provision for income taxes	2,571	2,274	7,644	5,003
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$12,301	$9,236	$36,205	$25,299

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.74	$0.56	$2.18	$1.56
Diluted Earnings Per Common Share	$0.74	$0.56	$2.18	$1.56
Weighted-average basic shares outstanding	16,612,657	16,571,825	16,585,719	16,233,006
Weighted-average diluted shares outstanding	16,657,169	16,594,999	16,625,559	16,264,722
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2024	2023	2024	2023
Net income	$12,301	$9,236	$36,205	$25,299

Other comprehensive (loss)/income:

Unrealized gains/(losses) arising during the period on available for sale securities, net of income tax.	6,436	(4,410)	4,524	(5,694)

Unrealized holding (losses)/gains arising during the period on interest rate derivatives used in cash flow hedges, net of income tax.	(2,427)	859	(989)	3,568

Change in defined benefit plans, net of income tax.(1)	(2)	(6)	3	(8)

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax.(2)	—	—	(17)	(12)

Total other comprehensive (loss)/income	4,007	(3,557)	3,521	(2,146)

Total comprehensive income	$16,308	$5,679	$39,726	$23,153
(1)The change in defined benefit plans consists primarily of unrecognized actuarial (losses)/gains on defined benefit plans during the period.
(2)The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2024	16,998,929	$16,999	$405,725	$145,982	$(16,637)	$(9,719)	$542,350
Net income	—	—	—	12,133	—	—	12,133
Total other comprehensive income, net of taxes	—	—	—	—	(310)	—	(310)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,314)	—	—	(3,314)
Repurchased stock	—	—	—	—	—	(323)	(323)
Employee Stock Purchase Plan	5,653	5	107	—	—	—	112
Director Stock Purchase Plan	1,777	2	34	—	—	—	36
Restricted stock activity	—	—	284	—	—	—	284
Balance, March 31, 2024	17,006,359	$17,006	$406,150	$154,801	$(16,947)	$(10,042)	$550,968

Net income	—	—	—	11,771	—	—	11,771
Total other comprehensive loss, net of taxes	—	—	—	—	(176)	—	(176)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,316)	—	—	(3,316)
Employee Stock Purchase Plan	5,123	5	98	—	—	—	103
Director Stock Purchase Plan	1,389	1	29	—	—	—	30
Restricted stock activity	38,365	39	267	—	—	—	306
Balance, June 30, 2024	17,051,236	$17,051	$406,544	$163,256	$(17,123)	$(10,042)	$559,686

Net income	—	—	—	12,301	—	—	12,301
Total other comprehensive loss, net of taxes	—	—	—	—	4,007	—	4,007
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,323)	—	—	(3,323)
Repurchased stock	—	—	—	—	—	—	—
Employee Stock Purchase Plan	5,565	6	116	—	—	—	122
Director Stock Purchase Plan	1,021	1	30	—	—	—	31
Restricted stock activity	3,074	3	232	—	—	—	235
Balance, September 30, 2024	17,060,896	$17,061	$406,922	$172,234	$(13,116)	$(10,042)	$573,059

MID PENN BANCORP, INC.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2023	16,094,486	$16,094	$386,987	$133,114	$(19,216)	$(4,880)	$512,099
Net income	—	—	—	11,227	—	—	11,227
Total other comprehensive loss, net of taxes	—	—	—	—	1,842	—	1,842
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,176)	—	—	(3,176)
Impact of adopting CECL (1)	—	—	—	(11,548)	—	—	(11,548)
Employee Stock Purchase Plan	2,217	2	55	—	—	—	57
Director Stock Purchase Plan	1,651	2	41	—	—	—	43
Restricted stock activity	—	—	249	—	—	—	249
Balance, March 31, 2023	16,098,354	$16,098	$387,332	$129,617	$(17,374)	$(4,880)	$510,793

Net income	—	—	—	4,836	—	—	4,836
Total other comprehensive loss, net of taxes	—	—	—	—	(431)	—	(431)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,182)	—	—	(3,182)
Common stock issued to Brunswick shareholders (2)	849,510	850	17,245	—	—		18,095
Repurchased stock	—	—	—	—	—	(4,580)	(4,580)
Employee Stock Purchase Plan	2,258	2	48	—	—	—	50
Director Stock Purchase Plan	2,511	3	53	—	—	—	56
Restricted stock activity	27,667	27	224	—	—	—	251
Balance, June 30, 2023	16,980,300	$16,980	$404,902	$131,271	$(17,805)	$(9,460)	$525,888

Net income	—	—	—	9,236	—	—	9,236
Total other comprehensive loss, net of taxes	—	—	—	—	(3,557)	—	(3,557)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,308)	—	—	(3,308)
Employee Stock Purchase Plan	4,833	5	90	—	—	—	95
Director Stock Purchase Plan	2,263	2	43	—	—	—	45
Restricted stock activity	5,673	6	306	—	—	—	312
Balance, September 30, 2023	16,993,069	16,993	405,341	137,199	(21,362)	(9,460)	528,711
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

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Operating Activities:
Net Income	$36,205	$25,299
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,183	4,364
Depreciation	3,666	3,645
Amortization of intangibles	1,313	1,289
Net amortization of security discounts/premiums	305	363
Noncash operating lease expense	1,563	1,413
Amortization of finance lease right of use asset	135	134
Earnings on cash surrender value of life insurance	(861)	(824)
Mortgage loans originated for sale	(84,379)	(86,451)
Proceeds from sales of mortgage loans originated for sale	82,135	85,709
Gain on sale of mortgage loans	(1,820)	(1,053)
SBA loans originated for sale	(4,375)	(4,015)
Proceeds from sales of SBA loans originated for sale	4,707	3,802
Gain on sale of SBA loans	(332)	(213)
Gain on sale of property, plant, and equipment	(10)	(59)
Loss/(Gain) on sale or write-down of foreclosed assets	7	(144)
Accretion of subordinated debt	(460)	(440)
Stock compensation expense	825	812
Change in deferred income tax cost/(benefit)	80	(1,501)
Increase accrued interest receivable	(1,466)	(4,654)
Decrease (Increase) in other assets	1,065	(621)
Increase in accrued interest payable	4,738	10,443
Decrease in operating lease liability	(1,507)	(1,936)
Increase in other liabilities	4,575	2,332
Net Cash Provided By Operating Activities	47,292	37,694

Investing Activities:
Proceeds from the sale of available-for-sale securities	—	1,751
Proceeds from the maturity or call of available-for-sale securities	22,050	12,782
Purchases of available-for-sale securities	(48,051)	—
Proceeds from the maturity or call of held-to-maturity securities	12,261	8,145
Stock dividends of FHLB and other bank stock	1,136	549
Reduction (Purchases) of restricted investment in bank stock	5,043	(5,788)
Net cash (paid)/received from acquisition	(2,676)	1,068
Net increase in loans	(178,910)	(319,369)
Purchases of bank premises and equipment	(664)	(2,707)
Proceeds from the sale of premises and equipment	152	59
Proceeds from the sale of foreclosed assets	195	644
Proceeds from bank-owned life insurance	2,223	774
Gain on bank-owned life insurance	—	(125)
Net change in investments in tax credits and other partnerships	(407)	(5,615)
Net Cash Used in Investing Activities	(187,648)	(307,832)

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

Financing Activities:
Net increase in deposits	360,552	320,666
Proceeds from long-term debt	—	25,000
Common stock dividends paid	(9,953)	(9,666)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	434	346
Treasury stock purchased	(323)	(4,580)
Net change in finance lease liability	(98)	(69)
Net change in short-term borrowings	(127,435)	36,353
Long-term debt repayment	(35,189)	(30,694)
Subordinated debt redemption and trust preferred securities	—	(10,000)
Net Cash Provided by Financing Activities	187,988	327,356

Net increase in cash and cash equivalents	47,632	57,218
Cash and cash equivalents, beginning of period	96,763	60,881
Cash and cash equivalents, end of period	$144,395	$118,099

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$93,142	$56,707
Cash paid for income taxes	291	4,400

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$—	$1,336
Recognition of operating lease liabilities	—	1,336
Loans transferred to foreclosed assets held for sale	164	1,362

Fair value of assets acquired in business combination, excluding cash (1)(2)	$1,547	$362,070
Goodwill recorded (1)(2)	1,129	12,800
Liabilities assumed in business combination (2)	—	345,043
Stock issued in business combination (3)	—	18,095
(1) Includes the impact of the Insurance Acquisition on July 31, 2024. See "Note 2 - Business Combinations" to the Consolidated Financial Statement for additional information.
(2) Includes the impact of the Brunswick Acquisition on May 19, 2023. See "Note 2 - Business Combinations" to the Consolidated Financial Statement for additional information.
(3) 2,500 shares of restricted stock were paid out in cash resulting in $776 thousand of cash consideration relating to stock awards as a result of the Brunswick Acquisition on May 19, 2023.
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
The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its retail banking offices located throughout Pennsylvania and two counties in New Jersey.
Basis of Presentation
For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and four wholly-owned nonbank subsidiaries, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC (which ceased operating during the first quarter of 2024), MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of September 30, 2024, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Mid Penn believes the information presented is not misleading, and the disclosures are adequate. For comparative purposes, the September 30, 2023 and December 31, 2023 balances have been reclassified, when necessary, to conform to the 2024 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2023 Annual Report.
Subsequent Events
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.
On October 31, 2024, Mid Penn Bancorp, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with William Penn Bancorporation (“William Penn”) pursuant to which William Penn will merge with and into Mid Penn in an all-stock transaction valued at approximately $127 million, based on Mid Penn’s closing stock price as of October 30, 2024. The Merger has been approved unanimously by each company’s board of directors and is expected to close in the first half of 2025. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Mid Penn and William Penn shareholders.
Under the terms of the Merger Agreement, shareholders of William Penn will have the right to receive, for each share of common stock, par value $0.01 per share, of William Penn, 0.426 shares of Mid Penn common stock (the “Exchange Ratio”) and cash in lieu of fractional shares, subject to adjustment and proration as described in the Merger Agreement.

MID PENN BANCORP, INC.

Underwritten Public Offering

On November 1, 2024, Mid Penn issued a press release on a Form 8-K announcing the pricing of an underwritten public offering of 2,375,000 shares of the Corporation’s common stock at a price to the public of $29.50 per share, for an aggregate offering amount of $70.0 million, through Stephens Inc. and Piper Sandler & Co., as representatives of the underwriters (the “Underwriters”). Mid Penn also granted the Underwriters a 30-day option to purchase up to an additional 15 percent of the offered amount of common stock, equal to 356,250 shares, from the Corporation.

On November 4, 2024, Mid Penn announced on a Form 8-K that it had completed its underwritten public offering of 2,375,000 shares of common stock at a price of $29.50 per share, before underwriting discounts, and on November 5, 2024, Mid Penn announced on a Form 8-K that it had completed the sale and issuance of 356,250 additional shares of common stock upon the exercise in full by the Underwriters of their option to purchase additional shares. The aggregate gross proceeds of the offering were $80.6 million. The net proceeds of the offering after deducting the underwriting discount and other estimated offering expenses are expected to be approximately $76.5 million.

Mid Penn intends to use the net proceeds of the offering to support our continued growth, including investments in the Bank to support organic growth, potential redemption of subordinated debt, future strategic transactions and for other general corporate purposes.

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
All other significant accounting policies used in preparation of the Consolidated Financial Statements are disclosed in the 2023 Annual Report. Those significant accounting policies are unchanged at September 30, 2024.
Accounting Standards Pending Adoption
ASU No. 2023-02: The FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.
The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update also remove certain guidance for Qualified Affordable Housing Project investments and require the application of the delayed equity contribution guidance to all tax equity investments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and must be applied on either a modified retrospective or a retrospective basis. Early adoption is permitted in any interim period, however if adopted in an interim period the entity shall adopt the amendments in this update as of the beginning of the fiscal year that includes the interim period. ASU No. 2023-02 is not expected to have a material impact on the Corporation's consolidated financial statements.
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

ASU 2024-02: The FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements.

This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The amendments are effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. ASU 2024-02 is not expected to have a significant impact on the Corporation's financial statements.

Note 2 - Business Combination
Commonwealth Benefits Group Acquisition
On July 31, 2024, Mid Penn acquired the insurance business and related accounts of a full-service employee benefits firm that serves mid to large employers across central and eastern Pennsylvania, northern Maryland, and northern Virginia, for a purchase price of $2.0 million at closing and an additional $800 thousand potentially payable pursuant to a three year earnout.
Mid Penn has recognized total goodwill of $1.1 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired.
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
Mid Penn evaluates if any security has a fair value less than its amortized cost on a quarterly basis. Once these securities are identified, in order to determine whether a decline in fair value resulted from a credit loss or other factors, Mid Penn performs further analysis as outlined below:
•Mid Penn reviews the extent to which the fair value is less than the amortized cost and observes the security’s lowest credit rating as reported by third-party credit ratings companies.
•The securities that violate the credit loss triggers above would be subjected to additional analysis that may include, but is not limited to: changes in market interest rates, changes in securities credit ratings, security type, service area economic factors, financial performance of the issuer or obligor of the underlying issue and any third-party guarantee.
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

MID PENN BANCORP, INC.

At September 30, 2024, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed, and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At September 30, 2024, accrued interest receivable totaled $1.1 million for AFS securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
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
As discussed above, Mid Penn has determined that, for certain classes of securities, it would be appropriate to assume the expected credit loss to be zero, which include debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. This assumption will be reviewed and attested to quarterly.
At September 30, 2024, Mid Penn’s HTM securities totaled $386.6 million. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at September 30, 2024.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At September 30, 2024, accrued interest receivable totaled $2.2 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
At September 30, 2024, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at September 30, 2024.
The following tables set forth the amortized cost and estimated fair value of investment securities for the periods presented:

	September 30, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$27,720	$—	$484	$27,236
Mortgage-backed U.S. government agencies	204,050	—	11,888	192,162
State and political subdivision obligations	4,315	—	554	3,761
Corporate debt securities	35,746	—	3,678	32,068
Total available-for-sale debt securities	271,831	—	16,604	255,227
Held-to-maturity
U.S. Treasury and U.S. government agencies	$241,907	$—	$21,463	$220,444
Mortgage-backed U.S. government agencies	39,213	—	4,233	34,980
State and political subdivision obligations	80,042	—	5,238	74,804
Corporate debt securities	25,456	—	1,319	24,137
Total held-to-maturity debt securities	386,618	—	32,253	354,365
Total	$658,449	$—	$48,857	$609,592

MID PENN BANCORP, INC.

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,637	$—	$988	$35,649
Mortgage-backed U.S. government agencies	169,184	—	16,501	152,683
State and political subdivision obligations	4,332	—	686	3,646
Corporate debt securities	35,733	—	4,156	31,577
Total available-for-sale debt securities	$245,886	$—	$22,331	$223,555
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,805	$2	$28,676	$217,131
Mortgage-backed U.S. government agencies	43,818	—	5,523	38,295
State and political subdivision obligations	84,035	11	6,486	77,560
Corporate debt securities	25,470	—	935	24,535
Total held-to-maturity debt securities	399,128	13	41,620	357,521
Total	$645,014	$13	$63,951	$581,076
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
Investment securities having a fair value of $490.1 million at September 30, 2024 and $380.3 million at December 31, 2023 were pledged to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $154.0 million as of September 30, 2024 and $153.5 million as of December 31, 2023.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
September 30, 2024	Number of Securities	Estimated Fair Value	Gross Unrealized Losses/(Gains)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	15	$27,236	$484	15	$27,236	$484
Mortgage-backed U.S. government agencies	6	51,410	144	91	140,752	11,744	97	192,162	11,888
State and political subdivision obligations	—	—	—	8	3,761	554	8	3,761	554
Corporate debt securities	1	428	72	17	31,640	3,606	18	32,068	3,678
Total available-for-sale debt securities	7	$51,838	$216	131	$203,389	$16,388	138	$255,227	$16,604

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	—	—	—	143	220,444	21,463	143	220,444	21,463
Mortgage-backed U.S. government agencies	2	174	—	62	34,806	4,233	64	34,980	4,233
State and political subdivision obligations	11	3,707	(12)	175	71,097	5,250	186	74,804	5,238
Corporate debt securities	4	10,500	—	11	13,637	1,319	15	24,137	1,319
Total held-to-maturity debt securities	17	14,381	(12)	391	339,984	32,265	408	354,365	32,253
Total	24	$66,219	$204	522	$543,373	$48,653	546	$609,592	$48,857

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2023	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	19	$35,649	$988	19	$35,649	$988
Mortgage-backed U.S. government agencies	1	4,015	26	92	148,668	16,475	93	152,683	16,501
State and political subdivision obligations	—	—	—	8	3,646	686	8	3,646	686
Corporate debt securities	1	410	90	17	31,167	4,066	18	31,577	4,156
Total available-for-sale securities	2	4,425	116	136	219,130	22,215	138	223,555	22,331

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	1	$2,002	$—	144	$215,129	$28,676	145	$217,131	$28,676
Mortgage-backed U.S. government agencies	—	—	—	64	38,295	5,523	64	38,295	5,523
State and political subdivision obligations	25	8,729	63	170	68,831	6,423	195	77,560	6,486
Corporate debt securities	1	936	57	14	23,599	878	15	24,535	935
Total held to maturity securities	27	11,667	120	392	345,854	41,500	419	357,521	41,620
Total	29	$16,092	$236	528	$564,984	$63,715	557	$581,076	$63,951
There were no gross realized gains and losses on sales of available-for-sale debt securities for the nine months ended September 30, 2024 and 2023.

The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
September 30, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$15,003	$14,958	$16,458	$16,345
Due after 1 year but within 5 years	22,970	22,069	134,278	127,167
Due after 5 years but within 10 years	28,964	25,356	178,504	160,077
Due after 10 years	844	682	18,165	15,796
	67,781	63,065	347,405	319,385
Mortgage-backed securities	204,050	192,162	39,213	34,980
	$271,831	$255,227	$386,618	$354,365

MID PENN BANCORP, INC.

Note 4 - Loans and Allowance for Credit Losses - Loans
Mid Penn adopted the amendments of FASB ASU 2016-13 on January 1, 2023. The amendments of ASU 2016-13 created FASB ASC Topic 326, "Financial Instruments – Credit Losses," which, among other things, replace much of the guidance and disclosures previously provided in FASB ASC Topic 310, "Receivables." The guidance in FASB ASC Topic 326 replaces the incurred loss methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to determine credit losses. In accordance with FASB ASC Subtopic 326-20, "Financial Instruments – Credit Losses – Measured at Amortized Cost," Mid Penn has developed an ACL methodology effective January 1, 2023, which replaced its previous allowance for loan losses methodology. See the section captioned "Allowance for Credit Losses, effective January 1, 2023" within this note for additional information regarding Mid Penn’s ACL.
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	September 30, 2024	December 31, 2023
Commercial real estate
CRE Nonowner Occupied	$1,205,058	$1,149,553
CRE Owner Occupied	627,831	629,904
Multifamily	415,467	309,059
Farmland	220,939	212,690
Total Commercial real estate	2,469,295	2,301,206
Commercial and industrial	713,429	675,079
Construction
Residential Construction	96,000	92,843
Other Construction	340,037	362,624
Total Construction	436,037	455,467
Residential mortgage
1-4 Family 1st Lien	318,646	339,142
1-4 Family Rental	348,803	341,937
HELOC and Junior Liens	138,756	132,795
Total Residential Mortgage	806,205	813,874
Consumer	6,738	7,166
Total loans	$4,431,704	$4,252,792

Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees of $4.0 million and $4.2 million reduced the carrying value of loans as of September 30, 2024 and December 31, 2023, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. Accrued interest receivable for loans totaled $23.3 million and $22.1 million as of September 30, 2024 and December 31, 2023, respectively, with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of September 30, 2024 and December 31, 2023, are summarized as follows:

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
September 30, 2024
Commercial real estate
CRE Nonowner Occupied	$1,871	$1,868	$10,303	$14,042	$1,191,016	$1,205,058	$—
CRE Owner Occupied	—	307	457	764	627,067	627,831	—
Multifamily	—	—	—	—	415,467	415,467	—
Farmland	—	—	—	—	220,939	220,939	—
Total Commercial real estate	1,871	2,175	10,760	14,806	2,454,489	2,469,295	—
Commercial and industrial	269	374	917	1,560	711,869	713,429	1
Construction
Residential Construction	184	—	—	184	95,816	96,000	—
Other Construction	—	—	—	—	340,037	340,037	—
Total Construction	184	—	—	184	435,853	436,037	—
Residential mortgage
1-4 Family 1st Lien	3,649	4	726	4,379	314,267	318,646	—
1-4 Family Rental	73	1,307	137	1,517	347,286	348,803	—
HELOC and Junior Liens	2,055	371	2,191	4,617	134,139	138,756	—
Total Residential Mortgage	5,777	1,682	3,054	10,513	795,692	806,205	—
Consumer	117	—	—	117	6,621	6,738	—
Total	$8,218	$4,231	$14,731	$27,180	$4,404,524	$4,431,704	$1

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2023
Commercial real estate
CRE Nonowner Occupied	$3,339	$682	$2,115	$6,136	$1,143,417	$1,149,553	$—
CRE Owner Occupied	1,734	—	859	2,593	627,311	629,904	—
Multifamily	—	—	—	—	309,059	309,059	—
Farmland	—	—	—	—	212,690	212,690	—
Total Commercial real estate	5,073	682	2,974	8,729	2,292,477	2,301,206	—
Commercial and industrial	638	24	1,270	1,932	673,147	675,079	—
Construction
Residential Construction	—	270	303	573	92,270	92,843	—
Other Construction	—	—	2,256	2,256	360,368	362,624	—
Total Construction	—	270	2,559	2,829	452,638	455,467	—
Residential mortgage
1-4 Family 1st Lien	1,554	217	847	2,618	336,524	339,142	—
1-4 Family Rental	2,520	—	644	3,164	338,773	341,937	—
HELOC and Junior Liens	574	50	1,027	1,651	131,144	132,795	—
Total Residential Mortgage	4,648	267	2,518	7,433	806,441	813,874	—
Consumer	41	31	—	72	7,094	7,166	—
Total	$10,400	$1,274	$9,321	$20,995	$4,231,797	$4,252,792	$—

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.

MID PENN BANCORP, INC.

Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024			December 31, 2023
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate
CRE Nonowner Occupied	505	9,943	10,448	361	4,144	4,505
CRE Owner Occupied	—	1,099	1,099	—	1,909	1,909
Multifamily	—	158	158	93	80	173
Total Commercial real estate	505	11,200	11,705	454	6,133	6,587
Commercial and industrial	762	1,132	1,894	1,222	64	1,286
Construction
Residential Construction	—	—	—	—	303	303
Other Construction	—	—	—	—	2,256	2,256
Total Construction	—	—	—	—	2,559	2,559
Residential mortgage
1-4 Family 1st Lien	—	1,315	1,315	—	1,875	1,875
1-4 Family Rental	—	180	180	2	699	701
HELOC and Junior Liens	—	2,286	2,286	—	1,208	1,208
Total Residential Mortgage	$—	$3,781	$3,781	$2	$3,782	$3,784
Consumer	—	—	—	—	—	—
Total loans	$1,267	$16,113	$17,380	$1,678	$12,538	$14,216
The amount of interest income recognized on nonaccrual loans was approximately $165 thousand and $551 thousand during the three months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the amount of interest income recognized on nonaccrual loans was approximately $456 thousand and $1.0 million, respectively.

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
Moderate Risk / Pass - This type of classification has strong financial ratios, substantial debt capacity, and low leverage with a very favorable comparison to industry peers or better than average improving trends.
Good Acceptable Risk / Pass - This type of classification is a reasonable credit risk having financial ratios on par with its peers and demonstrates slightly improving trends over time; the Borrower lists good quality assets with relatively low leverage and ample debt capacity.
Average Acceptable Risk / Pass - This type of classification has financial ratios and assets that are of above average quality; however, the leverage is worse than average compared to industry standards; the Borrower should have a good repayment history and possess consistent earnings with some growth.
Marginally Acceptable Risk / Pass - This type of classification has financial ratios consistent with industry averages, assets of average quality with ascertainable values, acceptable leverage, moderate capital assets and an acceptable reliance on trade debt; however, the Borrower demonstrates marginally adequate earnings, cash flow and debt service plus positive trends.
Weak/Monitor Risk (Watch list) / Pass - This type of classification has financial ratios that are slightly below standard industry averages and assets are below average quality with unstable values; fixed assets could be near or at the end of their useful life and liabilities may not match the asset structure.

SPECIAL MENTION - These credits have developing weaknesses deserving extra attention from the lender and lending management. They are currently protected, but potentially weak. The weakness may be cash flow, leverage, liquidity, management, industry or other factors which may, if not checked or corrected, weaken the asset or inadequately protect the Bank’s credit position at some future date.

SUBSTANDARD - These credit extensions also have well-defined weaknesses, which are inadequately protected by the current worth and debt service capacity of the Borrower, or the collateral pledged, if any. The repayment of principal and interest as originally intended can be jeopardized by defined weaknesses related to adverse financial, managerial, economic, market or political conditions.

DOUBTFUL - These credits have definite weaknesses inherent in Substandard loans with added characteristics that are severe enough to make further collection in full highly questionable and improbable based on the current trends.

LOSS. These loans are considered uncollectible and no longer a viable asset of the Bank. They lack an identifiable source of repayment based on an inability to generate sufficient cash flow to service the debt. All trends are negative and the damage to the financial condition of the Borrower cannot be reversed now or in the near future.

MID PENN BANCORP, INC.

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2024	2023	2022	2021	2020	Prior		Total
CRE Nonowner Occupied
Pass	$65,245	$128,241	$348,380	$154,184	$135,683	$330,778	$10,125	$1,172,636
Special mention	$—	$1,517	$1,260	$—	$—	$9,227	$—	$12,004
Substandard or lower	$—	$—	$—	$—	$3,238	$17,180	$—	$20,418
Total CRE Nonowner Occupied	$65,245	$129,758	$349,640	$154,184	$138,921	$357,185	$10,125	$1,205,058
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE Owner Occupied
Pass	$32,163	$100,464	$112,097	$67,431	$82,067	$210,599	$12,958	$617,779
Special mention	$—	$220	$5,069	$179	$—	$1,740	$—	$7,208
Substandard or lower	$—	$—	$—	$198	$—	$2,646	$—	$2,844
Total CRE Owner Occupied	$32,163	$100,684	$117,166	$67,808	$82,067	$214,985	$12,958	$627,831
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$4	$—	$4
Net recoveries	$—	$—	$—	$—	$—	$4	$—	$4
Multifamily
Pass	$2,689	$48,356	$116,566	$123,668	$40,988	$80,132	$2,854	$415,253
Special mention	$—	$—	$—	$—	$—	$56	$—	$56
Substandard or lower	$—	$—	$—	$—	$—	$158	$—	$158
Total Multifamily	$2,689	$48,356	$116,566	$123,668	$40,988	$80,346	$2,854	$415,467
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Farmland
Pass	$20,269	$31,606	$56,933	$43,239	$26,510	$25,428	$14,435	$218,420
Special mention	$—	$129	$—	$—	$—	$2,197	$193	$2,519
Substandard or lower	$—	$—	$—	$—	$—	$—	$—	$—
Total Farmland	$20,269	$31,735	$56,933	$43,239	$26,510	$27,625	$14,628	$220,939
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$80,578	$131,799	$87,408	$59,214	$24,454	$96,114	$221,231	$700,798
Special mention	$—	$68	$505	$31	$—	$4,031	$4,498	$9,133
Substandard or lower	$—	$—	$—	$1,017	$—	$1,835	$646	$3,498
Total commercial and industrial	$80,578	$131,867	$87,913	$60,262	$24,454	$101,980	$226,375	$713,429
Gross charge offs	$—	$—	$—	$—	$—	$(412)	$—	$(412)
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$(412)	$—	$(412)
Residential Construction
Pass	$23,937	$40,748	$17,162	$728	$—	$2,006	$11,235	$95,816
Special mention	$—	$—	$—	$—	$184	$—	$—	$184

MID PENN BANCORP, INC.

Substandard or lower	—	—	—	—	—	—	—	—
Total Residential Construction	23,937	40,748	17,162	728	184	2,006	11,235	96,000
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other Construction
Pass	34,856	142,413	100,095	13,163	13,755	13,325	21,962	339,569
Special mention	—	—	—	—	468	—	—	468
Substandard or lower	—	—	—	—	—	—	—	—
Total Other Construction	34,856	142,413	100,095	13,163	14,223	13,325	21,962	340,037
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	23,657	61,907	47,589	35,294	43,586	102,943	2,355	317,331
Non-performing	—	—	—	—	215	1,100	—	1,315
Total 1-4 Family 1st Lien	23,657	61,907	47,589	35,294	43,801	104,043	2,355	318,646
Gross charge offs	—	—	—	—	—	(7)	—	(7)
Current period recoveries	—	—	—	—	—	9	—	9
Net recoveries	—	—	—	—	—	2	—	2
1-4 Family Rental
Performing	23,563	60,438	89,962	61,131	36,022	73,484	2,055	346,655
Non-performing	—	148	—	—	1,426	574	—	2,148
Total 1-4 Family Rental	23,563	60,586	89,962	61,131	37,448	74,058	2,055	348,803
Gross charge offs	—	—	—	—	—	(2)	—	(2)
Current period recoveries	—	—	—	—	—	22	—	22
Net recoveries	—	—	—	—	—	20	—	20
HELOC and Junior Liens
Performing	4,618	16,783	10,274	5,006	2,297	10,854	86,638	136,470
Non-performing	—	24	—	—	—	1,261	1,001	2,286
Total HELOC and Junior Liens	4,618	16,807	10,274	5,006	2,297	12,115	87,639	138,756
Gross charge offs	—	—	(21)	—	—	—	—	(21)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	(21)	—	—	—	—	(21)
Consumer
Performing	1,884	1,075	407	426	141	251	2,554	6,738
Non-performing	—	—	—	—	—	—	—	—
Total consumer	1,884	1,075	407	426	141	251	2,554	6,738
Gross charge offs	—	—	(2)	—	—	(32)	—	(34)
Current period recoveries	—	—	1	—	—	31	—	32
Net charge offs	—	—	(1)	—	—	(1)	—	(2)
Total
Pass	259,737	623,627	838,641	461,627	323,457	758,382	294,800	3,560,271
Special mention	—	1,934	6,834	210	652	17,251	4,691	31,572
Substandard or lower	—	—	—	1,215	3,238	21,819	646	26,918
Performing	53,722	140,203	148,232	101,857	82,046	187,532	93,602	807,194
Nonperforming	—	172	—	—	1,641	2,935	1,001	5,749
Total	$313,459	$765,936	$993,707	$564,909	$411,034	$987,919	$394,740	$4,431,704

MID PENN BANCORP, INC.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2023	2022	2021	2020	2019	Prior		Total
CRE Nonowner Occupied
Pass	$119,793	$329,715	$160,583	$140,083	$86,629	$267,210	$10,030	$1,114,043
Special mention	$—	$—	$—	$—	$6,009	$7,926	$—	$13,935
Substandard or lower	$—	$5,209	$—	$3,162	$229	$12,975	$—	$21,575
Total CRE Nonowner Occupied	$119,793	$334,924	$160,583	$143,245	$92,867	$288,111	$10,030	$1,149,553
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
CRE Owner Occupied
Pass	$92,561	$121,231	$75,711	$86,322	$60,761	$174,680	$14,388	$625,654
Special mention	$—	$—	$—	$—	$—	$190	$—	$190
Substandard or lower	$—	$—	$208	$—	$—	$3,852	$—	$4,060
Total CRE Owner Occupied	$92,561	$121,231	$75,919	$86,322	$60,761	$178,722	$14,388	$629,904
Gross charge offs	$—	$—	$—	$—	$—	$(16)	$—	$(16)
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$(16)	$—	$(16)
Multifamily
Pass	$26,776	$44,450	$105,406	$41,713	$23,118	$65,480	$1,881	$308,824
Special mention	$—	$—	$—	$—	$—	$62	$—	$62
Substandard or lower	$—	$—	$—	$—	$—	$173	$—	$173
Total Multifamily	$26,776	$44,450	$105,406	$41,713	$23,118	$65,715	$1,881	$309,059
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Farmland
Pass	$32,525	$61,405	$45,211	$29,628	$7,926	$20,956	$11,962	$209,613
Special mention	$194	$—	$—	$—	$—	$2,304	$186	$2,684
Substandard or lower	$—	$—	$—	$—	$—	$345	$48	$393
Total Farmland	$32,719	$61,405	$45,211	$29,628	$7,926	$23,605	$12,196	$212,690
Gross charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial
Pass	$158,824	$106,714	$68,448	$29,961	$50,206	$57,892	$188,714	$660,759
Special mention	$—	$89	$2,224	$—	$227	$2,200	$4,391	$9,131
Substandard or lower	$—	$—	$662	$—	$—	$1,978	$2,549	$5,189
Total commercial and industrial	$158,824	$106,803	$71,334	$29,961	$50,433	$62,070	$195,654	$675,079
Gross charge offs	$—	$(100)	$—	$(111)	$—	$(27)	$—	$(238)
Current period recoveries	$—	$—	$—	$—	$—	$—	$—	$—
Net charge offs	$—	$(100)	$—	$(111)	$—	$(27)	$—	$(238)
Residential construction
Pass	$43,043	$25,159	$6,444	$979	$—	$—	$16,645	$92,270
Special mention	$—	$—	$—	$—	$—	$—	$—	$—

MID PENN BANCORP, INC.

Substandard or lower	—	573	—	—	—	—	—	573
Total Residential construction	43,043	25,732	6,444	979	—	—	16,645	92,843
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other construction
Pass	110,553	156,055	48,214	21,378	10,247	5,856	6,617	358,920
Special mention	—	—	—	1,447	—	—	—	1,447
Substandard or lower	—	—	—	—	—	2,257	—	2,257
Total Other construction	110,553	156,055	48,214	22,825	10,247	8,113	6,617	362,624
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	77,801	51,651	41,133	48,748	9,348	106,353	2,240	337,274
Non-performing	—	—	37	218	—	1,613	—	1,868
Total 1-4 Family 1st Lien	77,801	51,651	41,170	48,966	9,348	107,966	2,240	339,142
Gross charge offs	—	—	—	—	—	(13)	—	(13)
Current period recoveries	—	—	—	—	—	8	—	8
Net recoveries	—	—	—	—	—	(5)	—	(5)
1-4 Family Rental
Performing	62,897	90,092	64,766	38,672	16,831	64,309	1,885	339,452
Non-performing	—	—	56	1,252	—	1,177	—	2,485
Total 1-4 Family Rental	62,897	90,092	64,822	39,924	16,831	65,486	1,885	341,937
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	30	—	30
Net recoveries	—	—	—	—	—	30	—	30
HELOC and Junior Liens
Performing	17,936	11,460	5,711	2,962	1,684	8,236	83,598	131,587
Non-performing	—	—	—	—	—	1,208	—	1,208
Total HELOC and Junior Liens	17,936	11,460	5,711	2,962	1,684	9,444	83,598	132,795
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Consumer
Performing	2,361	754	649	273	223	103	2,803	7,166
Non-performing	—	—	—	—	—	—	—	—
Total consumer	2,361	754	649	273	223	103	2,803	7,166
Gross charge offs	(86)	—	(10)	(9)	—	(30)	—	(135)
Current period recoveries	26	—	—	1	—	5	—	32
Net charge offs	(60)	—	(10)	(8)	—	(25)	—	(103)
Total
Pass	584,075	844,729	510,017	350,064	238,887	592,074	250,237	3,370,083
Special mention	194	89	2,224	1,447	6,236	12,682	4,577	27,449
Substandard or lower	—	5,782	870	3,162	229	21,580	2,597	34,220
Performing	160,995	153,957	112,259	90,655	28,086	179,001	90,526	815,479
Nonperforming	—	—	93	1,470	—	3,998	—	5,561
Total	745,264	1,004,557	625,463	446,798	273,438	809,335	347,937	4,252,792

MID PENN BANCORP, INC.

Mid Penn had no loans classified as "doubtful" as of September 30, 2024 and December 31, 2023. There was $892 thousand and $121 thousand in loans for which formal foreclosure proceedings were in process at September 30, 2024 and December 31, 2023, respectively.
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
The following tables present the activity in the ACL - loans by portfolio segment for the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023:

(In thousands)	Balance at June 30, 2024	Charge offs	Recoveries	Net loans (charged off) recovered	(Benefit)/Provision for credit losses	Three Months Ended September 30, 2024
Commercial Real Estate
CRE Nonowner Occupied	10,647	—	—	—	387	11,034
CRE Owner Occupied	5,830	—	—	—	(607)	5,223
Multifamily	3,209	—	—	—	349	3,558
Farmland	2,059	—	—	—	(294)	1,765
Commercial and industrial	6,934	(356)	—	(356)	253	6,831
Construction
Residential Construction	1,129	—	—	—	(102)	1,027
Other Construction	2,013	—	—	—	426	2,439
Residential Mortgage
1-4 Family 1st Lien	1,349	—	2	2	156	1,507
1-4 Family Rental	1,704	—	—	—	68	1,772
HELOC and Junior Liens	397	—	—	—	(9)	388
Consumer	17	(8)	15	7	(6)	18
Total	35,288	(364)	17	(347)	621	35,562

MID PENN BANCORP, INC.

(In thousands)	Balance at December 31, 2023	Charge offs	Recoveries	Net loans (charged off) recovered	(Benefit)/Provision for credit losses	Nine Months Ended September 30, 2024
Commercial Real Estate
CRE Nonowner Occupied	10,267	—	—	—	767	11,034
CRE Owner Occupied	5,646	—	4	4	(427)	5,223
Multifamily	2,202	—	—	—	1,356	3,558
Farmland	2,064	—	—	—	(299)	1,765
Commercial and industrial	7,131	(412)	—	(412)	112	6,831
Construction
Residential Construction	1,256	—	—	—	(229)	1,027
Other Construction	2,146	—	—	—	293	2,439
Residential Mortgage
1-4 Family 1st Lien	1,207	(7)	9	2	298	1,507
1-4 Family Rental	1,859	(2)	22	20	(107)	1,772
HELOC and Junior Liens	389	(21)	—	(21)	20	388
Consumer	20	(34)	32	(2)	—	18
Total	34,187	(476)	67	(409)	1,784	35,562

(In thousands)	Balance at June 30, 2023	Charge offs	Recoveries	Net loans (charged off) recovered	Provision/(Benefit) for credit losses	Three Months Ended September 30, 2023
Commercial Real Estate
CRE Nonowner Occupied	$7,872	$—	$—	$—	$2,283	$10,155
CRE Owner Occupied	4,141	—	—	—	513	4,654
Multifamily	1,244	—	—	—	989	2,233
Farmland	940	—	—	—	697	1,637
Commercial and industrial	11,403	—	—	—	(4,072)	7,331
Construction
Residential Construction	1,729	—	—	—	(1)	1,728
Other Construction	1,938	—	—	—	2,212	4,150
Residential Mortgage
1-4 Family 1st Lien	1,628	—	7	7	(762)	873
1-4 Family Rental	1,047	—	—	—	(188)	859
HELOC and Junior Liens	470	—	—	—	(107)	363
Consumer	176	(33)	15	(18)	(137)	21
Unallocated	—	—	—	—	—	—
Total	$32,588	$(33)	$22	$(11)	$1,427	$34,004

MID PENN BANCORP, INC.

(In thousands)	Balance at December 31, 2022	CECL Impact	PCD Loans	Charge offs	Recoveries	Net loans (charged off) recovered	Provision/(Benefit) for credit losses	Nine Months Ended September 30, 2023
Commercial Real Estate
CRE Nonowner Occupied	$8,284	$259	$312	$—	$—	$—	$1,300	$10,155
CRE Owner Occupied	2,916	91	2	(16)	—	(16)	1,661	4,654
Multifamily	1,111	35		—	—	—	1,087	2,233
Farmland	831	26		—	—	—	780	1,637
Commercial and industrial	4,593	6,601	5	(220)	—	(220)	(3,648)	7,331
Construction
Residential Construction	—	1,270	12	—	—	—	446	1,728
Other Construction	—	1,931	1	—	—	—	2,218	4,150
Residential Mortgage
1-4 Family 1st Lien	370	1,307	4	(4)	7	3	(811)	873
1-4 Family Rental	288	731		—	30	30	(190)	859
HELOC and Junior Liens	661	(230)		—	—	—	(68)	363
Consumer	29	154		(117)	26	(91)	(71)	21
Unallocated	(126)	(244)		—	—	—	370	—
Total	$18,957	$11,931	$336	$(357)	$63	$(294)	$3,074	$34,004

MID PENN BANCORP, INC.

The following table presents the ACL for loans and the amortized cost basis of the loans by the measurement methodology used as of September 30, 2024 and December 31, 2023:

(In thousands)	ACL - Loans			Loans
September 30, 2024	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$10,918	$116	$11,034	$1,194,610	$10,448	$1,205,058
CRE Owner Occupied	5,223	—	5,223	626,732	1,099	627,831
Multifamily	3,558	—	3,558	415,309	158	415,467
Farmland	1,765	—	1,765	220,939	—	220,939
Commercial and industrial	6,490	341	6,831	711,535	1,894	713,429
Construction
Residential Construction	1,027	—	1,027	96,000	—	96,000
Other Construction	2,439	—	2,439	340,037	—	340,037
Residential mortgage
1-4 Family 1st Lien	1,507	—	1,507	317,331	1,315	318,646
1-4 Family Rental	1,772	—	1,772	348,623	180	348,803
HELOC and Junior Liens	388	—	388	136,470	2,286	138,756
Consumer	18	—	18	6,738	—	6,738
Total	$35,105	$457	$35,562	$4,414,324	$17,380	$4,431,704

(In thousands)	ACL - Loans			Loans
December 31, 2023	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,906	$361	$10,267	$1,145,048	$4,505	$1,149,553
CRE Owner Occupied	5,646	—	5,646	627,995	1,909	629,904
Multifamily	2,190	12	2,202	308,886	173	309,059
Farmland	2,064	—	2,064	212,690	—	212,690
Commercial and industrial	6,419	712	7,131	673,793	1,286	675,079
Construction
Residential Construction	1,256	—	1,256	92,270	573	92,843
Other Construction	2,146	—	2,146	360,368	2,256	362,624
Residential mortgage
1-4 Family 1st Lien	1,207	—	1,207	337,267	1,875	339,142
1-4 Family Rental	1,857	2	1,859	341,236	701	341,937
HELOC and Junior Liens	389	—	389	131,587	1,208	132,795
Consumer	20	—	20	7,166	—	7,166
Total	$33,100	$1,087	$34,187	$4,238,306	$14,486	$4,252,792

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

Information related to loans modified (by type of modification), whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Three months ended September 30, 2024
Commercial and industrial	—	—	287	287	0.04%
Total	$—	$—	$287	$287

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable

Nine months ended September 30, 2024
Commercial and industrial	—	—	287	287	0.04%
HELOC and Junior Liens	—	—	92	92	0.07%
Total Residential Mortgage	—	—	92	92	0.01%
Consumer	—	—	—	—	—%
Total	$—	$—	$379	$379

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Three months ended September 30, 2023
Commercial and industrial	—	150	—	150	—
Total	—	150	—	150

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Nine months ended September 30, 2023
Commercial real estate
CRE Owner Occupied	$51	$—	$180	$231	0.04%
Total Commercial real estate	$51	$—	$180	$231	0.02%
Commercial and industrial	$—	$150	$—	$150	0.02%
Total loans	$51	$150	$180	$381

The financial effects of the interest-only loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added a weighted-average of 2.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.

MID PENN BANCORP, INC.

Note 5 - Deposits
Deposits consisted of the following as of September 30, 2024 and December 31, 2023:

(Dollars in thousands)	September 30, 2024	% of Total Deposits	December 31, 2023	% of Total Deposits
Noninterest-bearing demand deposits	$791,980	16.8%	$801,312	18.4%
Interest-bearing demand deposits	1,098,658	23.4%	947,372	21.8%
Money market	925,399	19.7%	850,674	19.6%
Savings	264,726	5.6%	288,404	6.6%
Total demand and savings	3,080,763	65.5%	2,887,762	66.4%
Time	1,626,001	34.5%	1,458,450	33.6%
Total deposits	$4,706,764	100.0%	$4,346,212	100.0%

Overdrafts	$128	0.00%	$315	0.01%
The scheduled maturities of time deposits at September 30, 2024 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2024	$543,695	$193,278
Maturing in 2025	580,141	213,497
Maturing in 2026	49,155	7,741
Maturing in 2027	19,627	1,210
Maturing in 2028	9,772	264
Maturing thereafter	7,329	292
	$1,209,719	$416,282
Mid Penn had $269.8 million and $244.8 million in brokered certificates of deposits as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, Mid Penn had $83.8 million and $96.7 million of CDAR deposits, respectively.

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
Information related to loan level swaps is set forth in the following table:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$205,500	$187,192
Weighted average remaining term (years)	5.38	6.24
Receive fixed rate (weighted average)	4.58%	4.59%
Pay variable rate (weighted average)	7.08%	7.50%
Estimated fair value (1)	$8,778	$10,484

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$205,500	$187,192
Weighted average remaining term (years)	5.38	6.24
Receive variable rate (weighted average)	7.08%	7.50%
Pay fixed rate (weighted average)	4.58%	4.59%
Estimated fair value (2)	$8,778	$10,484
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

MID PENN BANCORP, INC.

Information related to cash flow hedges is set forth in the following table:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Cash flow hedges
Notional amount	$240,000	$190,000
Weighted average remaining term (years)	1.57	2.22
Pay fixed rate (weighted average)	3.67%	3.74%
Receive variable rate (weighted average)	3.74%	4.07%
Estimated fair value (1)	$209	$1,460
(1) The net amount of the estimated fair value is disclosed in Other Assets on the Consolidated Balance Sheet.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months, Mid Penn estimates that an additional $584 thousand will be reclassified as a decrease to interest expense.

Note 7 - Accumulated Other Comprehensive (Loss) Income
The changes in each component of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance at June 30, 2024	$(19,251)	$2,258	$(130)	$(17,123)
OCI before reclassifications	6,436	(2,427)	(2)	4,007
Amounts reclassified from AOCI	—	—	—	—
Balance at September 30, 2024	$(12,815)	$(169)	$(132)	(13,116)

Balance at December 31, 2023	$(17,339)	$820	$(118)	$(16,637)
OCI before reclassifications	4,524	(989)	3	3,538
Amounts reclassified from AOCI	—	—	(17)	(17)
Balance at September 30, 2024	$(12,815)	$(169)	$(132)	$(13,116)

Balance at June 30, 2023	$(20,611)	$2,709	$97	$(17,805)
OCI before reclassifications	(4,410)	859	(6)	(3,557)
Amounts reclassified from AOCI	—	—	—	—
Balance at September 30, 2023	$(25,021)	$3,568	$91	$(21,362)

Balance at December 31, 2022	$(19,327)	$—	$111	$(19,216)
OCI before reclassifications	(5,694)	3,568	(8)	(2,134)
Amounts reclassified from AOCI	—	—	(12)	(12)
Balance at September 30, 2023	$(25,021)	$3,568	$91	$(21,362)

MID PENN BANCORP, INC.

Note 8 - Fair Value Measurement
Mid Penn uses estimates of fair value in applying various accounting standards for its consolidated financial statements on either a recurring or non-recurring basis. Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. Mid Penn groups its assets and liabilities measured at fair value in three hierarchy levels, based on the observability and transparency of the inputs. The fair value hierarchy is as follows:
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
There were no transfers of assets between fair value Level 1 and Level 2 during the three and nine months ended September 30, 2024 or the year ended December 31, 2023.
The following tables illustrate the assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets.

	September 30, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$27,236	$—	$27,236
Mortgage-backed U.S. government agencies	—	192,162	—	192,162
State and political subdivision obligations	—	3,761	—	3,761
Corporate debt securities	—	32,068	—	32,068
Equity securities	446	—	—	446
Loans held for sale	—	7,919	—	7,919
Other assets:
Derivative assets	—	8,987	—	8,987
Other liabilities:
Derivative liabilities	—	8,778		8,778

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$35,649	$—	$35,649
Mortgage-backed U.S. government agencies	—	152,683	—	152,683
State and political subdivision obligations	—	3,646	—	3,646
Corporate debt securities	—	31,577	—	31,577
Equity securities	438	—	—	438
Loans held for sale	—	3,855	—	3,855
Other assets:
Derivative assets	—	11,944	—	11,944
Other liabilities:
Derivative Liabilities	—	10,484	—	10,484

MID PENN BANCORP, INC.

The valuation methodologies and assumptions used to estimate the fair value for the items in the preceding tables are as follows:
Available for sale investment securities - The fair value of debt securities classified as available for sale is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather, relying on the securities’ relationship to other benchmark quoted prices.
Equity securities - The fair value of equity securities with readily determinable fair values is recorded on the Consolidated Balance Sheet, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income.
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of September 30, 2024 were measured as the price that secondary market investors were offering for loans with similar characteristics.
Derivative instruments - Interest rate swaps are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets. These markets do, however, have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value. These characteristics classify interest rate swap agreements as Level 2.
Mortgage banking derivatives represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps. The fair values of Mid Penn’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify Mortgage banking derivatives as Level 2. As of September 30, 2024, Mortgage banking derivatives are not considered material.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. The following table illustrates Level 3 financial instruments measured at fair value on a nonrecurring basis:

(In thousands)	September 30, 2024	December 31, 2023
Individually evaluated loans, net of ACL	$16,923	$13,399
Foreclosed assets held for sale	281	293
Net loans - This category consists of loans that were individually evaluated for credit losses, net of the related ACL, and have been classified as Level 3 assets. For 2023, the amount shown is the balance of individually evaluated loans reporting a specific allocation or that have been partially charged-off. All of these loans are considered collateral-dependent; therefore, all of Mid Penn’s impaired loans, whether reporting a specific allowance allocation or not, are considered collateral-dependent. Mid Penn utilized Level 3 inputs such as independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.
Foreclosed assets held for sale - Values are based on appraisals that consider the sales prices of property in the proximate vicinity.

MID PENN BANCORP, INC.

The following tables summarize the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	September 30, 2024
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$144,395	$144,395	$—	$—	$144,395
Available-for-sale securities	255,227	—	255,227	—	255,227
Held-to-maturity securities	386,618	—	354,365	—	354,365
Equity securities	446	446	—	—	446
Loans held for sale	7,919	—	7,919	—	7,919
Net loans	4,396,142	—	—	4,426,090	4,426,090
Restricted investment in bank stocks	10,589	10,589	—	—	10,589
Accrued interest receivable	27,286	27,286	—	—	27,286
Derivative assets	8,987	—	8,987	—	8,987
Financial instruments - liabilities
Deposits	$4,706,764	$—	$4,710,933	$—	$4,710,933
Short-term borrowings	114,097	—	114,097	—	114,097
Long-term debt (1)	20,617	—	20,617	—	20,617
Subordinated debt	45,894	—	—	—	—
Accrued interest payable	18,995	18,995	—	—	18,995
Derivative liabilities	8,778	—	8,778	—	8,778
(1)Long-term debt excludes finance lease obligations.

MID PENN BANCORP, INC.

	December 31, 2023
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$96,763	$96,763	$—	$—	$96,763
Available-for-sale securities	223,555	—	223,555	—	223,555
Held-to-maturity securities	399,128	—	357,521	—	357,521
Equity securities	438	438	—	—	438
Loans held for sale	3,855	—	3,855	—	3,855
Net loans	4,218,605	—	—	4,221,926	4,221,926
Restricted investment in bank stocks	16,768	16,768	—	—	16,768
Accrued interest receivable	25,820	25,820	—	—	25,820
Derivative assets	11,944	—	11,944	—	11,944
Financial instruments - liabilities
Deposits	$4,346,212	$—	$4,337,723	$—	$4,337,723
Short-term debt	241,532	—	241,532	—	241,532
Long-term debt (1)	55,806	—	55,081	—	55,081
Subordinated debt	46,354	—	39,515	—	39,515
Accrued interest payable	14,257	14,257	—	—	14,257
Derivative liabilities	10,484	—	10,484	—	10,484
(1)Long-term debt excludes finance lease obligations.
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of September 30, 2024 and December 31, 2023.
Note 9 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $63.8 million and $62.2 million of standby letters of credit outstanding as of September 30, 2024 and December 31, 2023, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of September 30, 2024 and December 31, 2023 for payment under standby letters of credit issued was not considered material.
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
The ACL - OBS at September 30, 2024 was $3.0 million compared to $3.6 million at December 31, 2023. On January 1, 2023 in conjunction with adopting ASC 326, Mid Penn recorded an additional $3.1 million of provision for OBS which was included in the adoption cumulative effect adjustment. A benefit for OBS credit losses of $105 thousand and $601 thousand was recorded for the three and nine months ended September 30, 2024, respectively. The provision for OBS credit losses was $661 thousand and $1.3 million for the three and nine months ended September 30, 2023, respectively.
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
Note 10 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were $114.1 million and $241.5 million as of September 30, 2024 and December 31, 2023, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by the Bank’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $3.1 billion at September 30, 2024. The Bank had a short-term borrowing capacity from the FHLB as of September 30, 2024 up to the Bank’s unused borrowing capacity of $1.9 billion (equal to $2.1 billion of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at September 30, 2024. No draws were made on these lines as of September 30, 2024 and December 31, 2023, respectively.

MID PENN BANCORP, INC.

Long-term Debt
The following table presents a summary of long-term debt as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023
FHLB fixed rate instruments:
Due January 2024, 1.10%	$—	$10,000
Due March 2024, 5.60%	—	25,000
Due February 2026, 4.51%	20,000	20,000
Due August 2026, 4.80%	598	782
Due February 2027, 6.71%	19	24
Total FHLB fixed rate instruments	20,617	55,806
Lease obligations included in long-term debt	3,099	3,197
Total long-term debt	$23,716	$59,003
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Bank loan receivables, principally real estate secured loans. The Bank also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $154.0 million and $153.5 million as of September 30, 2024 and December 31, 2023, respectively.

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
Subordinated Debt Issued December 2020
On December 22, 2020, Mid Penn entered into agreements for and sold at 100% of their principal amount, an aggregate of $12.2 million of its subordinated notes due December 2030 (the "December 2020 Notes") on a private placement basis to accredited investors. The December 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.
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
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $750 thousand of the December 2020 Notes as of September 30, 2024 and December 31, 2023.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of its subordinated notes due March 2030 (the "March 2020 Notes"). As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6.9 million of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of September 30, 2024 was $8.1 million. The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.
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

MID PENN BANCORP, INC.

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $1.7 million of the March 2020 Notes as of September 30, 2024 and December 31, 2023.
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
During the nine months ended September 30, 2024, Mid Penn repurchased 15,500 shares of common stock at an average price of $20.81. No shares were repurchased in the three months ended September 30, 2024. As of September 30, 2024, Mid Penn had repurchased 440,722 shares of common stock at an average price of $22.78 per share under the Program. The Program had approximately $5.0 million remaining available for repurchase as of September 30, 2024.
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
As of September 30, 2024, a total of 263,974 restricted shares were granted under the 2014 Plan, of which 82,728 shares were unvested. The 2014 Plan shares granted and vested resulted in $191 thousand and $324 thousand in share-based compensation expense for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the 2014 Plan shares granted and vested resulted in share-based compensation expense of $813 thousand and $825 thousand, respectively.
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

MID PENN BANCORP, INC.

The following data shows the amounts used in computing basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net income	$12,301	$9,236	$36,205	$25,299

Weighted average common shares outstanding (basic)	16,612,657	16,571,825	16,585,719	16,233,006
Effect of dilutive unvested restricted stock grants	44,512	23,174	39,840	31,716
Weighted average common shares outstanding (diluted)	16,657,169	16,594,999	16,625,559	16,264,722

Basic earnings per common share	$0.74	$0.56	$2.18	$1.56
Diluted earnings per common share	0.74	0.56	2.18	1.56
There were no antidilutive instruments at September 30, 2024 and 2023, respectively.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management Discussion relates to the Corporation, a financial holding company incorporated in the Commonwealth of Pennsylvania, and its wholly-owned subsidiaries, and should be read in conjunction with the consolidated financial statements and other financial information presented in this report.
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

Certain of the matters discussed in this document or in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results, including after giving effect to the Merger with William Penn Bancorporation and the assumptions upon which those statements are based. Forward looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning. These forward-looking statements include the expectations of Mid Penn relating to the anticipated opportunities and financial and other benefits of the Merger, and the projections of, or guidance on, Mid Penn’s or the combined company’s future financial performance, asset quality, liquidity, capital levels, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in Mid Penn’s business or financial results. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•Mid Penn’s ability to efficiently integrate acquisitions, including as a result of the Merger, into its business and operations, which may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse results relating to Mid Penn’s existing business and operations;
•the possibility that the anticipated benefits of the Merger, including anticipated cost savings and other synergies of the Merger may take longer to be realized or may not be achieved in their entirety, and attrition in key client, partner and other relationships relating to the Merger may be greater than expected;
•the effects of future economic conditions on Mid Penn, the Bank, our nonbank subsidiaries, and our markets and customers;
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
•the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally,

MID PENN BANCORP, INC.

regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;
•an increase in the Pennsylvania Bank Shares Tax to which the Bank’s capital stock is currently subject, or imposition of any additional taxes on the capital stock of Mid Penn or the Bank;
•impacts of the capital and liquidity requirements imposed by bank regulatory agencies;
•the effect of changes in accounting policies and practices, as may be adopted by regulatory agencies, as well as the Public Company Accounting Oversight Board, Financial Accounting Standards Board, the SEC, and other accounting and reporting rule making authorities;
•the costs and effects of litigation and of unexpected or adverse outcomes in such litigation, including litigation related to the Merger;
•changes in technology;
•our ability to implement business strategies, including our acquisition strategy;
•our ability to successfully expand our franchise, including through acquisitions or establishing new offices at favorable prices;
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
•the ability to obtain regulatory approvals and satisfy other closing conditions to the Merger, including approval by the shareholders of Mid Penn and William Penn;
•the possibility of increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Merger;
•potential exposure to unknown or contingent risks and liabilities we have acquired, or may acquire, or target for acquisition, including in connection with the Merger;
•the failure of assumptions underlying the establishment of reserves for loan and lease losses, the assessment of potential impairment of investment securities, and estimations of values of collateral and various financial assets and liabilities;
•our ability to maintain compliance with the listing rules of The NASDAQ Stock Market;
•our ability to maintain the value and image of our brand and protect our intellectual property rights;
•volatility in the securities markets;
•disruptions due to flooding, severe weather, or other natural disasters or acts of God;
•acts of war, terrorism, or global military conflict;
•supply chain disruption;
•the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent filings with the SEC; and
•other risks and uncertainties contained in this prospectus supplement or incorporated by reference into this prospectus supplement from the other reports and filings with the SEC.
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

MID PENN BANCORP, INC.

investments and properties. Offsetting these revenue sources are provisions for credit losses, non-interest expenses and income taxes.
The following table presents a summary of Mid Penn's earnings and selected performance ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$12,301	$9,236	$36,205	$25,299
Diluted EPS	$0.74	$0.56	$2.18	$1.56
Dividends Declared	$0.20	$0.20	$0.60	$0.60
Return on average assets (2)	0.89%	0.72%	0.89%	0.71%
Return on average equity (2)	8.66%	6.93%	8.69%	6.57%
Net interest margin (1)	3.13%	3.16%	3.07%	3.33%
Non-performing assets to total assets	0.32%	0.28%	0.32%	0.28%
Net charge-offs to average loans (annualized)	0.031%	0.001%	0.037%	0.010%
(1) Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section.
(2) Annualized ratios

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
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended September 30, 2024 was $12.3 million, or $0.74 per both common share basic and diluted, compared to earnings of $9.2 million, or $0.56 per both common share basic and diluted for the three months ended September 30, 2023. Mid Penn's earnings for the nine months ended September 30, 2024 was $36.2 million, or $2.18 per both common share basic and diluted, compared to earnings of $25.3 million, or $1.56 per both common share basic and diluted for the nine months ended September 30, 2023.
◦Net Interest Margin - For the third quarter of 2024, Mid Penn’s net interest margin was 3.13% versus 3.16% for the same period of 2023. For the nine months ended September 30, 2024, net interest margin was 3.07% versus 3.34% for the same period of 2023. The decrease is primarily driven by higher interest rates resulting from persistent inflation. The yield on interest-earning assets for the third quarter of 2024 increased 38 basis points from the same period of 2023. The rate on interest-bearing liabilities increased 51 basis points from the same period of 2023.
◦Loan Growth - Total loans, net of unearned income, as of September 30, 2024 were $4.4 billion compared to $4.3 billion as of December 31, 2023, an increase of $178.9 million, or 4.2%. The growth was primarily driven by an increase in multifamily of $106.4 million, an increase in nonowner occupied commercial real estate of $55.5 million, and an increase in commercial and industrial loans of $38.4 million.
◦Deposit Growth - Total deposits increased $360.6 million, or 8.3%, from $4.3 billion at December 31, 2023, to $4.7 billion at September 30, 2024. The growth was driven by an increase of $202.3 million in interest-bearing transaction accounts, and an increase of $167.6 million in time deposits, offset by a $9.3 million decrease in non-interest bearing accounts.

MID PENN BANCORP, INC.

•Asset Quality - ACL at September 30, 2024 was $35.6 million, or 0.80% of total loans, as compared to $34.2 million, or 0.80% of total loans at December 31, 2023.
◦Net Charge-offs/Recoveries - Mid Penn had net charge-offs of $347 thousand and $11 thousand for the three months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, net charge-offs were $409 thousand compared to $294 thousand for the same period of 2023.
◦Non-performing assets - Total non-performing assets were $17.7 million at September 30, 2024, an increase compared to non-performing assets of $14.5 million at December 31, 2023. The increase is primarily related to the addition of one commercial property with a balance of $7.7 million being placed on nonaccrual in the third quarter of 2024, offset by the sale of one foreclosed property with a balance of $4.7 million in the second quarter of 2024. Delinquency, measured as loans past due 30 days or more, as a percentage of total loans was 0.61% at September 30, 2024, compared to 0.57% and 0.49% as of June 30, 2024, and December 31, 2023, respectively.
◦Provision/Benefit for credit losses - loans - The provision for credit losses - loans was $621 thousand for the three months ended September 30, 2024 compared to $1.4 million for the same period of 2023. The benefit for credit losses on off-balance sheet credit exposures was $105 thousand for the three months ended September 30, 2024, compared to a benefit of $660 thousand for the same period of 2023. The provision for credit losses - loans was $1.8 million for the nine months ended September 30, 2024 compared to $3.1 million for the same period of 2023. The decrease in provision for the nine months ended September 30, 2024, is primarily due to a decrease in loss factors across all portfolios.
•Noninterest Income - Noninterest income totaled $5.2 million for the three months ended September 30, 2024 compared to $5.3 million for the same period of 2023. The decrease is primarily due to a $474 thousand decrease in other miscellaneous noninterest income, driven by a $482 thousand decrease in Bank owned life insurance benefits received, and a $92 thousand decrease in income from Fiduciary activities, partially offset by a $386 thousand increase in mortgage banking income, and a $66 thousand increase in the gain on sales of SBA loans. Noninterest income totaled $16.3 million for the nine months ended September 30, 2024 compared to $14.9 million for the same period of 2023.
•Noninterest Expense - Noninterest expense totaled $30.0 million for the three months ended September 30, 2024, an increase of $730 thousand, or 2.5%, compared to noninterest expense of $29.2 million for the same period of 2023. The increase was driven by a $897 thousand increase in salaries and employee benefits, and a $723 thousand increase in legal and professional fees, partially offset by a $596 thousand decrease in FDIC assessments, a $243 thousand decrease in Merger and Acquisition costs from the Brunswick acquisition in 2023, and a $240 thousand decrease in other miscellaneous noninterest expense. Noninterest expense totaled $86.7 million for the nine months ended September 30, 2024, a decrease of $3.5 million, or 3.88%, compared to noninterest expense of $90.2 million for the same period of 2023.
•Liquidity - Current liquidity, including borrowing capacity, enhanced to nearly $1.91 billion or 141.5% of uninsured and uncollateralized deposits, or approximately 40.5% of total deposits.

MID PENN BANCORP, INC.

Critical Accounting Estimates
The 2023 Annual Report includes a summary of critical accounting estimates that Mid Penn considers to be most important to the presentation of its financial condition and results of operations because they require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The following discussion regards the critical accounting estimates related to the application of CECL and business combinations.

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
Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible: a triggering event.

Our most recent annual impairment test was conducted during the fourth quarter of 2023. Factors considered include actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others. At September 30, 2024, Mid Penn had goodwill of $128.2 million and Mid Penn's stock continues to trade below book value. Management has not noted any factors either internally or externally which would indicate that a triggering event has occurred during the third quarter of 2024 warranting an additional impairment test. No goodwill impairment has been

MID PENN BANCORP, INC.

recorded for 2024. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of goodwill impairment.
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

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the periods presented:

	Average Balances, Income and Interest Rates
	For the Three Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
ASSETS:
Interest Bearing Balances	$25,123	$223	3.53%	$12,804	$86	2.66%
Investment Securities:
Taxable	537,257	3,682	2.73%	541,403	3,846	2.82%
Tax-Exempt	73,329	359	1.95%	77,668	382	1.95%
Total Investment Securities	610,586	4,041	2.63%	619,071	4,228	2.71%

Federal Funds Sold	75,683	1,043	5.48%	8,260	51	2.45%
Loans, net of unearned income	4,405,969	68,080	6.15%	4,053,514	58,792	5.75%
Restricted Investment in Bank Stocks	13,252	454	13.63%	10,968	260	9.40%
Total Interest-earning Assets	5,130,613	73,841	5.73%	4,704,617	63,417	5.35%

Cash and Due from Banks	44,052			77,122
Other Assets	295,976			324,364
Total Assets	$5,470,641			$5,106,103

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,066,878	$5,291	1.97%	$960,052	$3,899	1.61%
Money Market	921,054	7,060	3.05%	929,036	5,969	2.55%
Savings	272,186	63	0.09%	308,732	60	0.08%
Time	1,561,633	18,275	4.66%	1,308,945	13,631	4.13%
Total Interest-bearing Deposits	3,821,751	30,689	3.19%	3,506,765	23,559	2.67%

Short-term borrowings	169,754	2,296	5.38%	64,282	1,584	9.78%
Long-term debt	23,757	264	4.42%	76,515	333	1.73%
Subordinated debt and trust preferred securities	45,969	423	3.66%	46,377	461	3.94%
Total Interest-bearing Liabilities	4,061,231	33,672	3.30%	3,693,939	25,937	2.79%

Noninterest-bearing Demand	775,935			854,302
Other Liabilities	68,175			28,795
Shareholders' Equity	565,300			529,067
Total Liabilities & Shareholders' Equity	$5,470,641			$5,106,103

Net Interest Income		$40,169			$37,480
Taxable Equivalent Adjustment (1)		252			33
Net Interest Income (taxable-equivalent basis)		$40,421			$37,513

Total Yield on Earning Assets			5.73%			5.35%
Rate on Supporting Liabilities			3.30%			2.79%
Average Interest Spread			2.43%			2.56%
Net Interest Margin (1)			3.13%			3.16%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.
(2)Annualized ratios

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended September 30, 2024 in comparison to the same period in 2023:

	Three months ended September 30, 2024 vs. September 30, 2023
	Increase (decrease)
(Dollars in thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$83	$54	$137
Investment Securities:
Taxable	(29)	(135)	(164)
Tax-Exempt	(21)	(2)	(23)
Total Investment Securities	(50)	(137)	(187)

Federal Funds Sold	415	577	992
Loans	5,098	4,190	9,288
Restricted Investment Bank Stocks	54	140	194
Total Interest Income	5,600	4,824	10,424

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	433	959	1,392
Money Market	(51)	1,142	1,091
Savings	(7)	10	3
Time	2,624	2,020	4,644
Total Interest-Bearing Deposits	2,999	4,131	7,130

Short-term Borrowings	2,592	(1,880)	712
Long-term Debt	(229)	160	(69)
Subordinated Debt	(4)	(34)	(38)
Total Interest Expense	5,358	2,377	7,735

NET INTEREST INCOME	$242	$2,447	$2,689
For the three months ended September 30, 2024, net interest income was $40.2 million compared to net interest income of $37.5 million for the three months ended September 30, 2023. The tax-equivalent net interest margin for the three months ended September 30, 2024 was 3.13% compared to 3.16% for the third quarter of 2023, representing a 3 bp decrease compared to the same period in 2023.
The yield on interest-earning assets increased to 5.73% for the quarter ended September 30, 2024, from 5.35% for the quarter ended September 30, 2023. These increases were due to assets continuing to reprice at higher rates during the third quarter of 2024, continued discipline on new loan pricing, and an increase in Fed Funds Sold. Increased yields on interest-earning assets were offset by increases in funding costs for the third quarter of 2024, with the overall cost of interest-bearing liabilities increasing to 3.30% during the third quarter of 2024, compared to 2.79% for the three months ended September 30, 2023.
Average investment securities decreased $8.5 million and the yield on those investment securities decreased 7 bps during the third quarter of 2024 compared to the third quarter of 2023, reducing interest income due to volume by $50 thousand, and reducing interest income due to rates by $137 thousand. Average loans increased $352.5 million, and the yield on those loans increased 39 bps, contributing $5.1 million and $4.2 million, respectively, to the increase in interest income.

MID PENN BANCORP, INC.

Interest expense increased $7.7 million during the third quarter of 2024 compared to the third quarter of 2023. The rate of interest-bearing liabilities increased from 2.79% for the third quarter of 2023 to 3.30% for the third quarter of 2024. The increase in the rate was primarily a result of a shift in the mix of deposits from demand, money market and savings to higher yielding time deposits. Mid Penn continued to offer higher rates over the comparable period to both retain and attract deposits. In addition, average short-term borrowings of $169.8 million were used to help fund loan growth, contributing $712 thousand to interest expense during the third quarter of 2024.
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
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
ASSETS:
Interest Bearing Balances	$33,549	$973	3.87%	$8,806	$222	3.37%
Investment Securities:
Taxable	536,894	11,183	2.78	549,883	11,394	2.77
Tax-Exempt	74,584	1,106	1.98	78,606	1,162	1.98
Total Investment Securities	611,478	12,289	2.68	628,489	12,556	2.67

Federal Funds Sold	35,311	1,461	5.53	5,455	145	3.55
Loans, net of unearned income	4,351,253	197,412	6.06	3,756,159	156,751	5.58
Restricted Investment in Bank Stocks	16,241	1,136	9.34	10,234	548	7.16
Total Interest-earning Assets	5,047,832	213,271	5.64	4,409,143	170,222	5.16

Cash and Due from Banks	40,416			66,546
Other Assets	301,733			289,667
Total Assets	$5,389,981			$4,765,356

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$979,676	$13,652	1.86%	$954,396	$9,806	1.37%
Money Market	902,104	19,660	2.91	926,079	15,158	2.19
Savings	280,473	187	0.09	317,544	177	0.07
Time	1,513,617	51,985	4.59	1,019,034	28,346	3.72
Total Interest-bearing Deposits	3,675,870	85,484	3.11	3,217,053	53,487	2.22

Short-term borrowings	242,232	10,066	5.55	93,205	4,581	6.57
Long-term debt	29,379	1,059	4.81	40,693	602	1.98
Subordinated debt and trust preferred securities	46,122	1,271	3.68	50,307	1,579	4.20
Total Interest-bearing Liabilities	3,993,603	97,880	3.27	3,401,258	60,249	2.37

Noninterest-bearing Demand	778,421			798,803
Other Liabilities	62,927			50,392
Shareholders' Equity	555,030			514,903
Total Liabilities & Shareholders' Equity	$5,389,981			$4,765,356

Net Interest Income		$115,391			$109,973
Taxable Equivalent Adjustment (1)		766			232
Net Interest Income (taxable-equivalent basis)		$116,157			$110,205

Total Yield on Earning Assets			5.64%			5.16%
Rate on Supporting Liabilities			3.27			2.37
Average Interest Spread			2.37			2.79
Net Interest Margin			3.07			3.34
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances
(2)Annualized ratios

MID PENN BANCORP, INC.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the nine months ended September 30, 2024 in comparison to the same period in 2023:

	Nine Months Ended September 30, 2024 vs. September 30, 2023
(Dollars in thousands)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$624	$127	$751
Investment Securities:
Taxable	(269)	58	(211)
Tax-Exempt	(60)	4	(56)
Total Investment Securities	(329)	62	(267)

Federal Funds Sold	794	522	1,316
Loans, net of unearned income	24,857	15,804	40,661
Restricted Investment Bank Stocks	322	266	588
Total Interest Income	26,268	16,781	43,049

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	260	3,586	3,846
Money Market	(393)	4,895	4,502
Savings	(21)	31	10
Time	13,770	9,869	23,639
Total Interest-Bearing Deposits	13,616	18,381	31,997

Short-term Borrowings	6,193	(708)	5,485
Long-term Debt	(168)	625	457
Subordinated Debt	(131)	(177)	(308)
Total Interest Expense	19,510	18,121	37,631

NET INTEREST INCOME	$6,758	$(1,340)	$5,418
For the nine months ended September 30, 2024, net interest income was $115.4 million compared to net interest income of $110.0 million for the nine months ended September 30, 2023. FTE net interest income was $116.2 million for the nine months ended September 30, 2024, an increase of $6.0 million, or 5.4%, compared to the same period of September 30, 2023. Mid Penn’s FTE net interest margin for the nine months ended September 30, 2024 was 3.07% compared to 3.34% for the same period of September 30, 2023, representing a 27 bp decrease compared to the same period in 2023, primarily driven by higher interest rates resulting from persistent inflation.
The higher yields and the growth in interest-earning assets contributed $16.8 million and $26.3 million, respectively, to the increase in interest income. The yield on interest-earning assets increased 48 bps to 5.64% for the nine months ended September 30, 2024 compared to 5.16% for the same period of 2023. Average interest-earning assets increased $24.7 million, or 14.5%, during the nine months ended September 30, 2024 compared to the same period of 2023.

MID PENN BANCORP, INC.

Average investment securities decreased $17.0 million, or 2.7%, and the yield on those investment securities increased 1 bp, deducting $329 thousand and contributing $62 thousand, respectively, to interest income. Average loans increased $595.1 million, and the yield on those loans increased 48 bps contributing $24.9 million and $15.8 million, respectively, to the increase in interest income.
Interest expense increased $37.6 million during the first nine months of 2024 compared to the same period of 2023. The rate of interest-bearing liabilities increased from 2.37% for the first nine months of 2023 to 3.27% for the first nine months of 2024. The increase in the rate was primarily a result of a shift in the mix of deposits from demand, money market and savings to higher yielding time deposits. The rate on average interest-bearing deposits increased 91 bps contributing $18.4 million to the increase in interest expense during the nine months ended September 30, 2024 compared to the same period in 2023. In addition, average short-term borrowings of $242.2 million were used to help fund loan growth, contributing $5.5 million to interest expense during the nine months ended September 30, 2024 compared to the same period in 2023.
Provision for Credit Losses - Loans
On January 1, 2023, Mid Penn adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology, and is referred to as CECL. The provision for credit losses on loans was $621 thousand for the three months ended September 30, 2024 compared to a provision of $1.4 million for the three months ended September 30, 2023. The decrease in provision was driven by a decrease in loss factors across all portfolios. The provision for credit losses on loans was $1.8 million for the nine months ended September 30, 2024 compared to a provision of $3.1 million for the nine months ended September 30, 2023. The decrease is primarily due to a decrease in loss factors across all portfolios.
Noninterest Income
Noninterest income for the three months ended September 30, 2024 was $5.2 million and $5.3 million for the three months ended September 30, 2023. The following table and explanations that follow provide additional analysis of noninterest income.
Noninterest income and variance analysis:

	Three Months Ended September 30,
(Dollars in Thousands)	2024	2023	$ Variance	% Variance
Fiduciary and wealth management	$1,204	$1,296	$(92)	(7.1%)
ATM debit card interchange	962	986	(24)	(2.4)
Service charges on deposits	549	509	40	7.9
Mortgage banking	768	382	386	101.0
Mortgage hedging	(1)	67	(68)	(101.5)
Net gain on sales of SBA loans	151	85	66	77.6
Earnings from cash surrender value of life insurance	276	278	(2)	(0.7)
Other	1,269	1,743	(474)	(27.2)
Total	$5,178	$5,346	$(168)	(3.1%)
For the three months ended September 30, 2024, noninterest income totaled $5.2 million, a decrease of $168 thousand, or 3.14%, compared to noninterest income of $5.3 million for the three months ended September 30, 2023. The decrease is primarily due to a $474 thousand decrease in other miscellaneous noninterest income, driven by a $482 thousand decrease in Bank owned life insurance benefits received, partially offset by a $386 thousand increase in mortgage banking income, a $76 thousand increase in the gain on sales of SBA loans, and a $74 thousand increase in income from Fiduciary activities.

MID PENN BANCORP, INC.

	Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	$ Variance	% Variance
Fiduciary and wealth management	$3,465	$3,736	$(271)	(7.3%)
ATM debit card interchange	2,880	3,040	(160)	(5.3)
Service charges on deposits	1,597	1,458	139	9.5
Mortgage banking	1,820	1,053	767	72.8
Mortgage hedging	(1)	215	(216)	(100.5)
Net gain on sales of SBA loans	332	213	119	55.9
Earnings from cash surrender value of life insurance	861	824	37	4.5
Other	5,390	4,352	1,038	23.9
Total	$16,344	$14,891	$1,453	9.8%
For the nine months ended September 30, 2024, noninterest income totaled $16.3 million, an increase of $1.5 million, or 9.76%, compared to noninterest income of $14.9 million for the nine months ended September 30, 2023. The increase in noninterest income is primarily driven by a $1.0 million increase in other miscellaneous noninterest income, driven by increases in Bank owned life insurance benefits received, and a $767 thousand increase in mortgage banking income.
Noninterest Expense
For the three months ended September 30, 2024, noninterest expense totaled $30.0 million, an increase of $730 thousand, or 2.5%, compared to noninterest expense of $29.2 million for the same period in 2023. The following table and explanations that follow provide additional analysis of noninterest expense:

	Three Months Ended September 30,
(Dollars in Thousands)	2024	2023	$ Variance	% Variance
Salaries and employee benefits	$16,156	$15,259	$897	5.9%
Software licensing and utilization	2,366	2,085	281	13.5
Occupancy expense, net	1,815	1,761	54	3.1
Equipment expense	1,206	1,292	(86)	(6.7)
Shares tax	824	808	16	2.0
Legal and professional fees	1,613	890	723	81.2
ATM/card processing	606	641	(35)	(5.5)
Intangible amortization	460	484	(24)	(5.0)
FDIC Assessment	1,150	1,746	(596)	(34.1)
Gain on sale of foreclosed assets, net	(35)	(18)	(17)	94.4
Merger and acquisition expense	109	352	(243)	(69.0)
Other expenses	3,689	3,929	(240)	(6.1)
Total Noninterest Expense	$29,959	$29,229	$730	2.5%

For the nine months ended September 30, 2024, noninterest expense totaled $86.7 million, a decrease of $3.5 million, or 3.9%, compared to noninterest expense of $90.2 million for the nine months ended September 30, 2023. The decrease was primarily driven by $7.9 million of Brunswick acquisition costs in 2023, partially offset by a $3.0 million increase in salaries and benefits expense, and a $1.0 million increase in legal and professional fees.

MID PENN BANCORP, INC.

	Nine Months Ended September 30,
(Dollars in Thousands)	2024	2023	$ Variance	% Variance
Salaries and employee benefits	$47,151	$44,130	$3,021	6.8%
Software licensing and utilization	6,694	6,101	593	9.7
Occupancy expense, net	5,658	5,397	261	4.8
Equipment expense	3,715	3,791	(76)	(2.0)
Shares tax	1,945	2,458	(513)	(20.9)
Legal and professional fees	3,300	2,292	1,008	44.0
ATM/card processing	1,650	1,666	(16)	(1.0)
Intangible amortization	1,313	1,289	24	1.9
FDIC Assessment	3,327	2,770	557	20.1
Gain on sale of foreclosed assets, net	7	(144)	151	(104.9)
Merger and acquisition expense	109	5,568	(5,459)	(98.0)
Post-acquisition restructuring expense	—	2,952	(2,952)	(100.0)
Other expenses	11,834	11,928	(94)	(0.8)
Total Noninterest Expense	$86,703	$90,198	$(3,495)	(3.9%)

Income Taxes
The provision for income taxes was $2.6 million for the three months ended September 30, 2024 compared to $2.3 million for the same period in 2023. The provision for income taxes for the nine months ended September 30, 2024 reflects a combined Federal and State effective tax rate of 17.4% and 16.5%, for the nine months ended September 30, 2024 and September 30, 2023, respectively. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
Financial Condition
Mid Penn’s total assets were $5.5 billion as of September 30, 2024, reflecting an increase of $236.2 million, or 4.5%, compared to total assets of $5.3 billion as of December 31, 2023. The increase was primarily driven by organic loan growth, increases in investment securities, and an increase in Fed Funds Sold.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. The carrying value of total investment securities as of September 30, 2024 were $641.8 million compared to $622.7 million as of December 31, 2023. Mid Penn does not intend to grow the investment portfolio beyond levels necessary to support pledging requirements.

MID PENN BANCORP, INC.

The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost):

	Maturing
(In Thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years
As of September 30, 2024	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$9,961	3.37%	$15,384	2.45%	$1,891	3.30%	$—	—%
Mortgage-backed U.S. government agencies	—	—	—	—	5,487	2.53	186,675	3.48
State and political subdivision obligations	—	—	—	—	3,079	2.49	682	2.23
Corporate debt securities	4,996	5.15	6,702	4.29	20,370	4.41	—	—
	$14,957	3.96%	$22,086	3.03%	$30,827	3.84%	$187,357	3.48%
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$6,500	3.09%	$94,697	1.91%	$140,710	2.09%	$—	—%
Mortgage-backed U.S. government agencies	—	—	2,221	2.97	5,192	2.79	31,800	2.02
State and political subdivision obligations	7,945	2.42	35,587	2.47	18,345	2.25	18,165	2.56
Corporate debt securities	2,011	3.88	3,995	3.23	19,450	4.16	—	—
	$16,456	2.86%	$136,500	2.11%	$183,697	2.34%	$49,965	2.21%

Loans, net of unearned income
Total loans, net of unearned income, as of September 30, 2024 were $4.4 billion compared to $4.3 billion as of December 31, 2023. The growth of $178.9 million, or 4.2%, since December 31, 2023 was primarily the result of organic loan growth across the commercial real estate and commercial and industrial portfolios, offset by decreases in residential mortgage loan portfolios.

MID PENN BANCORP, INC.

	September 30, 2024		December 31, 2023		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,205,058	27.1%	$1,149,553	27.0%	$55,505	4.8%
CRE Owner Occupied	627,831	14.2	629,904	14.8	(2,073)	(0.3)
Multifamily	415,467	9.4	309,059	7.3	106,408	34.4
Farmland	220,939	5.0	212,690	5.0	8,249	3.9
Total Commercial Real Estate	2,469,295	55.7	2,301,206	54.1	168,089	7.3
Commercial and industrial	713,429	16.1	675,079	15.9	38,350	5.7
Construction
Residential Construction	96,000	2.2	92,843	2.2	3,157	3.4
Other Construction	340,037	7.6	362,624	8.5	(22,587)	(6.2)
Total Construction	436,037	9.8	455,467	10.7	(19,430)	(4.3)
Residential mortgage
1-4 Family 1st Lien	318,646	7.2	339,142	8.0	(20,496)	(6.0)
1-4 Family Rental	348,803	7.9	341,937	8.0	6,866	2.0
HELOC and Junior Liens	138,756	3.1	132,795	3.1	5,961	4.5
Total Residential Mortgage	806,205	18.2	813,874	19.1	(7,669)	(0.9)
Consumer	6,738	0.2	7,166	0.2	(428)	(6.0)
	$4,431,704	100.0%	$4,252,792	100.0%	$178,912	4.2%

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
The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value:

MID PENN BANCORP, INC.

(Dollars in thousands)	September 30, 2024			December 31, 2023
Commercial Real Estate	Balance	% of portfolio	Weighted Average LTV (2)	Balance	% of portfolio	Weighted Average LTV (2)
Owner Occupied (1)	$627,831	25.4%	N/A	$629,904	27.5%	N/A
Farmland (1)	220,939	8.9	N/A	212,690	9.2	N/A
Multifamily	415,467	16.8	60.4	309,059	13.4	58.9
Non Owner Occupied
Retail	430,443	17.4	57.1	414,485	18.0	51.0
Office	292,101	11.8	61.0	301,810	13.1	64.4
Industrial	146,816	5.9	49.6	156,075	6.8	49.3
Hospitality	142,635	5.8	46.8	137,718	6.0	49.4
Flex	42,812	1.7	42.7	39,374	1.7	56.0
Mobile Home Park	21,640	0.9	62.7	21,298	0.9	68.4
Health Care	14,636	0.6	53.7	15,618	0.7	54.6
Other Property Types	113,975	4.8	59.8	63,175	2.7	43.2
Total Commercial Real Estate	$2,469,295	100.0%	56.7%	$2,301,206	100.0%	55.4%
(1) LTV not available for Owner Occupied and Farmland properties.
(2) Weighted average Loan to Value is calculated based on estimated current market values of the properties.

Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In Thousands)
As of September 30, 2024	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate
CRE Nonowner Occupied	$51,652	$372,000	$485,719	$295,687	$1,205,058
CRE Owner Occupied	24,144	70,153	262,826	270,708	627,831
Multifamily	54,108	144,721	114,385	102,253	415,467
Farmland	929	7,949	61,392	150,669	220,939
Total Commercial real estate	130,833	594,823	924,322	819,317	2,469,295
Commercial and industrial	22,111	330,657	111,176	249,485	713,429
Construction
Residential Construction	52,882	34,446	7,648	1,024	96,000
Other Construction	124,461	162,672	30,470	22,434	340,037
Total Construction	177,343	197,118	38,118	23,458	436,037
Residential mortgage
1-4 Family 1st Lien	5,529	20,979	87,548	204,590	318,646
1-4 Family Rental	12,702	54,903	107,832	173,366	348,803
HELOC and Junior Liens	8,598	15,033	35,336	79,789	138,756
Total Residential Mortgage	26,829	90,915	230,716	457,745	806,205
Consumer	845	1,905	1,369	2,619	6,738
Total loans held in portfolio	$357,961	$1,215,418	$1,305,701	$1,552,624	$4,431,704

MID PENN BANCORP, INC.

Fixed interest rates:
Commercial real estate
CRE Nonowner Occupied	$45,308	$215,021	$59,229	$9,447	$329,005
CRE Owner Occupied	16,057	48,888	22,688	2,069	89,702
Multifamily	35,513	88,668	6,733	—	130,914
Farmland	382	6,750	7,945	56	15,133
Total Commercial real estate	97,260	359,327	96,595	11,572	564,754
Commercial and industrial	16,677	197,420	30,595	11,529	256,221
Construction
Residential Construction	19,845	9,431	40	—	29,316
Other Construction	31,534	37,708	18,477	816	88,535
Total Construction	51,379	47,139	18,517	816	117,851
Residential mortgage
1-4 Family 1st Lien	5,516	19,498	56,030	139,804	220,848
1-4 Family Rental	7,893	50,357	5,855	6,071	70,176
HELOC and Junior Liens	461	6,670	24,565	2,835	34,531
Total Residential Mortgage	13,870	76,525	86,450	148,710	325,555
Consumer	492	1,873	1,369	207	3,941
Total fixed interest rates	$179,678	$682,284	$233,526	$172,834	$1,268,322

Floating interest rates:
Commercial real estate
CRE Nonowner Occupied	$6,343	$156,980	$426,490	$286,240	$876,053
CRE Owner Occupied	8,086	21,265	240,138	268,640	538,129
Multifamily	18,599	56,052	107,649	102,253	284,553
Farmland	547	1,199	53,447	150,613	205,806
Total Commercial real estate	33,575	235,496	827,724	807,746	1,904,541
Commercial and industrial	5,434	133,237	80,582	237,955	457,208
Construction
Residential Construction	33,037	25,015	7,608	1,024	66,684
Other Construction	92,926	124,964	11,994	21,618	251,502
Total Construction	125,963	149,979	19,602	22,642	318,186
Residential mortgage
1-4 Family 1st Lien	12	1,481	31,519	64,786	97,798
1-4 Family Rental	4,809	4,546	101,977	167,295	278,627
HELOC and Junior Liens	8,137	8,363	10,771	76,954	104,225
Total Residential Mortgage	12,958	14,390	144,267	309,035	480,650
Consumer	353	32	—	2,412	2,797
Total floating interest rates	178,283	533,134	1,072,175	1,379,790	3,163,382
Total fixed and floating interest rates	$357,961	$1,215,418	$1,305,701	$1,552,624	$4,431,704

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

Changes in the ACL are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$35,288	$32,588	$34,187	$18,957

Impact of adopting CECL	—	—	—	11,931
Purchase credit deteriorated loans	—	—	—	336

Loans charged off during period	(364)	(33)	(476)	(357)
Recoveries of loans previously charged off	17	22	67	63
Net (charge-offs) recoveries	(347)	(11)	(409)	(294)

Provision for credit losses (1)	621	1,427	1,784	3,074
Balance, end of period	$35,562	$34,004	$35,562	$34,004

Ratio of net charge-offs (recoveries) to average loans outstanding (annualized)	0.031%	0.001%	0.013%	0.010%

Ratio of ACL - loans to net loans at end of period	0.80%	0.82%	0.80%	0.82%
.(1) Includes a $2.0 million initial provision for the nine months ended September 30, 2023, for credit losses on non-PCD loans acquired in the Brunswick Acquisition. in 2023.

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of September 30, 2024, December 31, 2023, and September 30, 2023.

(Dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Non-performing Assets:
Total non-accrual loans	$17,380	$14,216	$13,458

Foreclosed real estate	281	293	905
Total non-performing assets	17,661	14,509	14,363

Accruing loans 90 days or more past due	1	—	12
Total risk elements	$17,662	$14,509	$14,375

Non-accrual loans as a percentage of total loans outstanding	0.39%	0.33%	0.32%

Non-performing assets as a percentage of total loans outstanding and foreclosed real estate	0.40%	0.34%	0.35%

Ratio of ACL to non-performing loans	204.61%	240.48%	252.67%
Total nonperforming assets were $17.7 million at September 30, 2024, an increase compared to nonperforming assets of $14.5 million at December 31, 2023. The increase during the third quarter of 2024 is primarily related to the addition of one commercial property with a balance of $7.7 million being placed on nonaccrual in the third quarter of 2024, offset by the sale of one foreclosed property with a balance of $4.7 million in the second quarter of 2024. Delinquency, measured as loans past due 30 days or more, as a percentage of total loans was 0.61% at September 30, 2024, compared to 0.57% and 0.49% as of June 30, 2024, and December 31, 2023, respectively.

Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible: a triggering event. At September 30, 2024, Mid Penn had goodwill of $128.2 million and Mid Penn's stock continues to trade below book value. Management has not noted any factors either internally or externally which would indicate that a triggering event has occurred during the third quarter of 2024 warranting an additional impairment test. Factors considered include actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of goodwill impairment. Mid Penn's annual impairment test is scheduled to be conducted as of October 31, 2024.
Deposits
Total deposits increased $360.6 million, or 8.3%, from $4.3 billion on December 31, 2023, to $4.7 billion at September 30, 2024. The growth was driven by a $202.3 million increase in interest bearing accounts, and a $167.6 million increase in time deposits, offset by a $9.3 million decrease in noninterest bearing accounts.

MID PENN BANCORP, INC.

As of September 30, 2024, uninsured deposits were approximately $1.3 billion compared to $1.2 billion as of December 31, 2023. The maturities of the uninsured time deposits as of September 30, 2024 were as follows:

(In thousands)	2024
Three months or less	$192,587
Over three months to six months	137,421
Over six months to twelve months	67,653
Over twelve months	18,621
$416,282
Borrowings

Total short-term borrowings decreased $127.4 million, or 52.8%, from December 31, 2023. FHLB overnight borrowings decreased $112.4 million, along with a decrease of $15.0 million in short term FHLB borrowings. Total long-term borrowings were $23.7 million at September 30, 2024, a decrease of $35.3 million from December 31, 2023.
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
The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the nine months ended September 30, 2024 provided $47.3 million of cash, mainly due to net income. Cash used in investing activities during the nine months ended September 30, 2024 was $187.6 million, mainly the result of the net increase in loans. Cash provided by financing activities during the nine months ended September 30, 2024 totaled $188.0 million, primarily the result of an increase in net deposits.
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

MID PENN BANCORP, INC.

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
Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets. The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016, are illustrated below. At September 30, 2024, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action and exceeded the minimum capital requirements under Basel III.
Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	September 30, 2024	December 31, 2023	Regulatory Minimum for Capital Adequacy	Fully Phased-In, with Capital Conversation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	11.93%	11.69%	10.50%	4.00%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	10.05	9.78	8.50	7.00
Common Equity Tier I (to Risk-Weighted Assets)	10.05	9.78	7.00	8.50
Tier I Leverage Capital (to Average Assets)	8.39	8.32	4.00	10.50
As of September 30, 2024 and December 31, 2023, Mid Penn and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
Shareholders' Equity
Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements. Accordingly, capital management has been, and will continue to be, of paramount importance to Mid Penn.
Shareholders’ equity increased by $30.7 million, or 5.7%, from $542.4 million as of December 31, 2023 to $573.1 million as of September 30, 2024, primarily due to earnings of $36.2 million, partially offset by dividends declared of $10.0 million and stock repurchases of $323 thousand.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased or decreased by 100, 200, 300 and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to downward interest rate changes, while an increase in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At September 30, 2024, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
400	8.30%	≥ -25%
300	6.10%	≥ -20%
200	4.00%	≥ -15%
100	2.00%	≥ -10%
(100)	(1.80)%	≥ -10%
(200)	(3.90)%	≥ -15%
(300)	(6.10)%	≥ -20%
(400)	(8.90)%	≥ -25%
ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2024, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.

MID PENN BANCORP, INC.

Changes in Internal Controls
There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the nine months ended September 30, 2024.

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
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the 2023 Annual Report and subsequent reports filed with the SEC to determine if there were material changes applicable to the nine months ended September 30, 2024. Aside from the following risk factors, there have been no material changes to the risk factors that were previously disclosed in the 2023 Annual Report.

Risks Related to the Merger

Failure to complete the Merger could negatively affect our market price, future business and financial results.

Although we anticipate closing the Merger in the second quarter of 2025, we cannot guarantee when, or whether, the Merger will be completed. If the Merger is not completed for any reason, we will be subject to a number of material risks, including the following:
•Costs related to the Merger, such as legal, accounting and financial advisory fees, and, in specific circumstances, additional reimbursement and termination fees, must be paid even if the Merger is not completed.
•Declines in our market price to the extent that the current market price of our common stock already reflects a market assumption that the Merger will be completed.
•The diversion of management’s attention from the day-to-day business operations and the potential disruption to each company’s employees and business relationships during the period before the completion of the Merger may make it difficult to regain financial and market positions if the Merger does not occur.
•Becoming subject to litigation related to any failure to complete the Merger.

Regulatory waivers and approvals may not be received or may be received and subsequently expire, be revoked or be amended to impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the Merger Agreement, including the Merger, may be completed, various waivers, approvals or consents must be obtained from various bank regulatory and other authorities, including the Board of Governors of the Federal Reserve System, the FDIC, and the Pennsylvania Department of Banking and Securities. In determining whether to grant these approvals, regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in any party’s regulatory standing or any other factors considered by regulators in granting such approvals; governmental, political, or community group inquiries, investigations or opposition; or changes in legislation or

MID PENN BANCORP, INC.

the political or regulatory environment generally, including as a result of changes of the U.S. executive administration, or Congressional leadership and regulatory agency leadership.
Even if the approvals are granted, they may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions or that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were completed successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, limitations, obligations, or restrictions will not result in the delay or abandonment of the Merger. The completion of the Merger is conditioned on the receipt of the requisite regulatory approvals without the imposition of any materially burdensome regulatory condition and the expiration of all statutory waiting periods. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions, or decrees issued by any court or any governmental entity of competent jurisdiction that would prevent, prohibit, or make illegal the completion of the Merger or any of the other transactions contemplated by the Merger Agreement.

Despite the parties’ expected commitment to use their reasonable best efforts to respond to any request for information and resolve any objection that may be asserted by any governmental entity with respect to the Merger Agreement, neither party is required under the terms of the Merger Agreement to take any action, commit to take any action, or agree to any condition or restriction in connection with obtaining these approvals, that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the proposed Merger.

Further, such approvals are subject to expiration if the transaction is not consummated within the time period provided in the approval.

Combining Mid Penn and William Penn may be more difficult, costly or time consuming than expected, and we may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, our ability to integrate William Penn into our business in a manner that facilitates growth opportunities and achieves the anticipated benefits of the Merger, including those described under “Summary—Recent Developments—William Penn Transaction.” If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost and savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.

Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the Merger.

Neither William Penn nor Mid Penn is currently able to predict the outcome of any suit arising out of or relating to the proposed transaction that may be filed in the future. If any letters or complaints are filed, absent allegations that are material, William Penn and Mid Penn will not necessarily announce such filings.

William Penn and Mid Penn could be subject to demands or litigation related to the Merger, whether or not the Merger is consummated. Such actions may create additional uncertainty relating to the Merger, and responding to such demands and defending such actions may be costly and distracting to management. Although there can be no assurance as to the ultimate outcomes of any demand or any subsequent litigation, we do not believe that the resolution of such demands or any subsequent litigation will have a material adverse effect on our financial position, results of operations or cash flow.

We and William Penn will be subject to various uncertainties while the Merger is pending that could adversely affect our financial results or the anticipated benefits of the Merger.

Uncertainty about the effect of the Merger on counterparties to contracts, employees and other parties may have an adverse effect on us or the anticipated benefits of the Merger. These uncertainties could cause contract counterparties and others who deal with us or William Penn to seek to change existing business relationships with us or William Penn, and may impair our or William Penn’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention and recruitment may be particularly challenging prior to the completion of

MID PENN BANCORP, INC.

the Merger, as our employees and prospective employees, and the employees and prospective employees of William Penn, may experience uncertainty about their future roles with us following the Merger.
The pursuit of the Merger and the preparation for the integration of the two companies may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transition and integration process could affect our financial results prior to and/or following the completion of the Merger and could limit us from pursuing attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

William Penn may have liabilities that are not known to us.

In connection with the Merger, we will assume all of William Penn’s liabilities by operation of law. There may be liabilities that we failed or were unable to discover in the course of performing due diligence investigations into William Penn, or we may not have correctly assessed the significance of certain liabilities of William Penn identified in the course of our due diligence. Any such liabilities, individually or in the aggregate, could have an adverse effect on our business, financial condition, and results of operations.

We expect to incur substantial transaction costs in connection with the Merger.

We expect to incur a significant amount of non-recurring expenses in connection with the Merger, including legal, accounting, consulting and other expenses. In general, these expenses are payable by us whether or not the Merger is completed. Additional unanticipated costs may be incurred following consummation of the Merger in the course of the integration of our businesses and the business of William Penn. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

The unaudited pro forma financial information incorporated by reference into this prospectus supplement is presented for illustrative purposes only and does not purport to be indicative of our financial condition or results of operations following the completion of the Merger.

The unaudited pro forma financial information incorporated by reference into this prospectus supplement is presented for illustrative purposes only, is based on various adjustments, assumptions and preliminary estimates and may not be an indication of our financial condition or results of operations following the consummation of the offering made pursuant to this prospectus supplement or the Merger for several reasons. Our actual financial condition and results of operations following the consummation of the offering made pursuant to this prospectus supplement and the Merger may not be consistent with, or evident from, these pro forma financial statements. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate, and other factors may affect our financial condition or results of operations following the consummation of the offering made pursuant to this prospectus supplement and the Merger. Our potential for future business success and operating profitability must be considered in light of the risks, uncertainties, expenses and difficulties typically encountered by recent combined companies.

The Merger may be completed on different terms from those contained in the Merger Agreement.

Prior to the completion of the Merger, we and William Penn may, by mutual agreement, amend or alter the terms of the Merger Agreement, including with respect to, among other things, the Merger consideration or any covenants or agreements with respect to the parties’ respective operations during the pendency of the Merger Agreement. Any such amendments or alterations may have negative consequences to us.

The Merger will not be completed unless important conditions are satisfied or waived, including approval of the Merger Agreement by our shareholders and William Penn’s shareholders.

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger. If the conditions are not satisfied or, subject to applicable law, waived, the Merger will not occur or will be delayed and each of William Penn and us may lose some or all of the intended benefits of the Merger.

MID PENN BANCORP, INC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)None.
(2)None.

Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through April 24, 2025 by Mid Penn’s Board of Directors on April 24, 2024. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares. During the nine months ended September 30, 2024, Mid Penn repurchased 15,500 shares of common stock at an average price of $20.81. As of September 30, 2024, Mid Penn repurchased 440,722 shares of common stock under the Program.

MID PENN BANCORP, INC.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5 – OTHER INFORMATION
During the three months ended September 30, 2024, none of Mid Penn’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mid Penn’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	November 7, 2024

By:	/s/ Justin T. Webb
Justin T. Webb Chief Financial Officer (Principal Financial Officer)

Date:	November 7, 2024