Form 10-K
period 2024-12-31
MID PENN BANCORP INC
filed 2025-03-13
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $21.95 per share, as reported by The NASDAQ Stock Market LLC ("NASDAQ"), on June. 30, 2024, the last business day of the registrant’s most recently completed second quarter was approximately $389.4 million. As of February 28, 2025, the registrant had 19,355,997 shares of common stock outstanding, par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the Registrant for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III.
Auditor Firm ID: 49                       Auditor Name: RSM US LLP                        Auditor Location: Philadelphia, PA USA

MID PENN BANCORP, INC.
FORM 10-K

MID PENN BANCORP, INC.
GLOSSARY OF DEFINED ACRONYMS AND TERMS

2023 Plan	2023 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income/(Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Mid Penn Bank
BOLI	Bank Owned Life Insurance
bp or bps	basis point(s)
Brunswick	Brunswick Bancorp
Brunswick Acquisition	Merger acquisition of Brunswick
Brunswick Bank	Brunswick Bank & Trust Company
CCL	Provision for Credit Losses - Credit Commitments
CD	Certificate of Deposit
CECL	Current Expected Credit Losses as defined by FASB ASC Topic 326
DCF	Discounted Cash Flow
DIF	FDIC’s Deposit Insurance Fund
DRIP	Dividend Reinvestment Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation credit scoring model
First Priority	First Priority Financial Corp.
FOMC	Federal Open Market Committee
FTE	Fully taxable-equivalent
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross domestic product
HFS	Held for Sale
HTM	Held to Maturity
LGD	Loss Given Default
LHFI	Loans held for investment
LIHTC	Low-Income Housing Tax Credits
Loans	Loans, net of unearned income
Management Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger acquisition of William Penn
Merger Agreement	Agreement and Plan of Merger between Mid Penn and William Penn.
Mid Penn or the Corporation	Mid Penn Bancorp, Inc.
NASDAQ	Major stock exchange where the Corporation's shares are traded
N/M	Not meaningful - (percentage changes greater than +/- 150% not considered meaningful)
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
PCD	Purchased Credit Deteriorated
PCL	Provision for Credit Losses - Loans
PD	Probability of Default
Phoenix	Phoenix Bancorp Inc.
Public Offering	Underwritten public offering of 2,375,000 shares of the Corporation’s common stock
Riverview	Riverview Financial Corporation
Riverview Acquisition	Merger acquisition of Riverview
ROA	Return on Assets
ROE	Return on Equity
SBA	Small Business Association
Scottdale	Scottdale Bank and Trust Company
SEC	Securities Exchange Commission
SOFR	Secured Overnight Financing Rate
William Penn	William Penn Bancorporation
WSJP	Wall Street Journal Prime

MID PENN BANCORP, INC.
PART I
ITEM 1. BUSINESS
The disclosures set forth in this Item are qualified by the section captioned "Special Cautionary Notice Regarding Forward-Looking Statements" contained in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other cautionary statements set forth elsewhere in this report.
Mid Penn Bancorp, Inc.
Mid Penn Bancorp, Inc. is a financial holding company incorporated in August 1991 in the Commonwealth of Pennsylvania. Mid Penn Bancorp, Inc. and its wholly owned bank and nonbank subsidiaries are collectively referred to herein as "Mid Penn" or the "Corporation." On December 31, 1991, Mid Penn acquired, as part of the holding company formation, all of the outstanding common stock of Mid Penn Bank, referred to herein as "The Bank", and the Bank became a wholly-owned subsidiary of Mid Penn. In addition to Mid Penn Bank, Mid Penn maintains five wholly-owned nonbanks subsidiaries: MPB Financial Services, LLC, which serves as the mid-tier holding company for MPB Risk Services, LLC, a licensed insurance producer, MPB Wealth Management, LLC (which ceased operating during the first quarter of 2024), and MPB Launchpad Fund I, LLC, which was formed to hold certain financial holding company eligible investments; and MPB Realty Holding, LLC, which was formed for purposes of holding certain assets acquired for debts previously contracted. As of December 31, 2024, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. Mid Penn’s primary business is to supervise and coordinate the business of the Bank and its nonbank subsidiaries, and to provide them with the capital and resources to fulfill their respective missions.
Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of the Bank, which is managed as a single business segment. At December 31, 2024, Mid Penn had total consolidated assets of $5.5 billion with total deposits of $4.7 billion and total shareholders’ equity of $655.0 million. The holding company and its nonbank subsidiaries currently do not own or lease any real property. The Bank owns or leases the banking offices as identified in Part I, Item 2.
Mid Penn Bank
Mid Penn Bank was organized in 1868 under a predecessor name, Millersburg Bank, and became a state-chartered bank in 1931. Millersburg Bank obtained trust powers in 1935, at which time its name was changed to Millersburg Trust Company. In 1971, Millersburg Trust Company adopted the name "Mid Penn Bank". Mid Penn’s legal headquarters are located at 2407 Park Drive, Harrisburg, Pennsylvania 17110, and the Bank’s legal headquarters are located at 349 Union Street, Millersburg, Pennsylvania 17061.
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
On July 31, 2018, Mid Penn completed its acquisition of First Priority Financial Corp. pursuant to which First Priority was merged with and into Mid Penn (the "First Priority Merger"), with Mid Penn being the surviving corporation in the First Priority Merger. As part of this acquisition, First Priority’s banking subsidiary, First Priority Bank, was merged with and into the Bank. The First Priority Merger resulted in the addition of eight offices in Southeastern Pennsylvania.
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

MID PENN BANCORP, INC.
On December 30, 2022, Mid Penn purchased the assets of Managing Partners, Inc., an independent insurance agency that serviced the Central Pennsylvania area.
On May 19, 2023, Mid Penn completed its acquisition of Brunswick through the merger of Brunswick with and into Mid Penn with Mid Penn being the surviving corporation. In connection with this acquisition, Brunswick Bank, a wholly-owned subsidiary of Brunswick, merged with and into Mid Penn Bank, a wholly-owned subsidiary of Mid Penn. This transaction included the acquisition of five branches and extended Mid Penn's footprint into Middlesex and Monmouth counties in central New Jersey.
On July 31, 2024, Mid Penn acquired the insurance business and related accounts of, Commonwealth Benefits Group, a full-service employee benefits firm that served mid to large employers across central and eastern Pennsylvania, northern Maryland, and northern Virginia, for a purchase price of $2.0 million at closing and an additional $800 thousand potentially payable pursuant to a three year earnout.
On October 31, 2024, Mid Penn entered into an Agreement and Plan of Merger with William Penn Bancorporation pursuant to which William Penn will merge with and into Mid Penn in an all-stock transaction valued at approximately $107 million, based on Mid Penn’s closing stock price as of October 30, 2024. The Merger has been approved unanimously by each company’s board of directors and is expected to close in the first half of 2025. Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of Mid Penn and William Penn shareholders.
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
As of December 31, 2024, the Bank operates 42 full-service retail banking locations in the Pennsylvania counties of Berks, Blair, Bucks, Chester, Clearfield, Cumberland, Dauphin, Fayette, Huntingdon, Lancaster, Lehigh, Luzerne, Montgomery, Perry, Schuylkill and Westmoreland, along with 3 full-service retail banking locations in the New Jersey counties of Middlesex and Monmouth. One new full-service retail banking location opened in Camden County, New Jersey in January 2025.
Mid Penn’s primary business consists of attracting deposits and loans from the Bank’s network of community banking offices. The Bank engages in full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development and local government loans and various types of time and demand deposits. The Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation supervise the Bank. Deposits of the Bank are insured by the FDIC’s Deposit Insurance Fund ("DIF") to the maximum extent provided by law. In addition, the Bank provides a full range of trust and retail investment services. The Bank also offers other services such as online banking, telephone banking, cash management services, automated teller services and safe deposit boxes.
Business Strategy
The Bank provides services to commercial businesses and real estate investors, consumers, nonprofit organizations, and municipalities through its 45 full-service retail banking properties, one loan production office, one wealth management office, two corporate administrations offices, and one operations facility, primarily based in Pennsylvania. Mid Penn’s primary markets reflect a diversified manufacturing and services base across sixteen Pennsylvania counties and two counties in New Jersey, including having several offices in and around the state capital region of Harrisburg. The Bank emphasizes developing long-term customer relationships, maintaining high quality service, and providing prompt responses to customer needs. Mid Penn believes that local relationship building and its prudent approach to lending are important factors in the success and growth of Mid Penn.

MID PENN BANCORP, INC.
Human Capital
The majority of employees of the Corporation are employed by the Bank, with a shared services agreement to support the operation of the holding company. As of December 31, 2024, the Bank had 591 full-time and 23 part-time employees. Additionally, Mid Penn’s nonbank subsidiaries employed 9 full-time employees and 1 part-time employee as of December 31, 2024. The Corporation and its employees are not subject to a collective bargaining agreement and the Corporation believes it enjoys good relations with its employees.
Diversity & Inclusion
The Corporation believes that a diverse and inclusive workforce fosters an environment where everyone can thrive and be successful. As of December 31, 2024, approximately 65% of our workforce is female. Bank leadership has seen the benefits of Employee Resource Groups ("ERG") within our organization. In 2022, Mid Penn formalized committee members on our Women’s Leadership Network, Diversity, Equality, and Inclusion ("DEI"), and our Culture Committees. Throughout 2024, the entire organization has benefited from the contributions of these groups. Each group allows employees to come together based on shared characteristics to address common challenges and to drive positive impact within the workforce. We have found that our Women’s Leadership Network has provided a sense of belonging and camaraderie for our primarily female workforce. The Women’s Leadership group has expanded its reach by creating a subgroup called MPB Moms. This group serves as a community for mothers to connect, share like experiences and offer support to each other as they balance their personal and professional lives. Our DEI group has laid the groundwork to help create a more diverse and inclusive workplace by promoting understanding, respect, and awareness of different cultures, backgrounds, and perspectives. Our Culture Committee has focused on contributing to a positive organizational culture by fostering open communication, collaboration, and a sense of community; this sense of community is important to Mid Penn as we continue to expand geographically. The Culture Committee also supports wellness initiatives by creating initiatives, programs, and resources to encourage physical, mental, and emotional wellness. The committee aims to support healthy work-life balance, understand and better utilize our benefit programs, and foster a positive, wellness-oriented workplace culture. We have found that employees who belong to any of our ERGs are more engaged, are developing leadership skills, and are gaining new experiences through volunteer and networking opportunities.
Education and Development
We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion within the organization. The education and development of our employees is a priority, and we continue to invest in tools, education programs, certifications, and continuing education to help our employees build their knowledge, skills and experience. We provide in-house training to employees on a variety of topics, including leadership and professional development, cybersecurity, risk, compliance, and technology.
Benefits
On an ongoing basis, we promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, tuition-reimbursement, parental leave, wellness programs, and paid time off.
Retention
Employee retention helps us operate efficiently and offers continuity to our customers and the community. We believe our concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages, and providing valuable benefits aids in retention of our employees.
Community Involvement
The Bank is dedicated to supporting charitable community organizations through corporate donations, employee volunteerism and fundraising. In 2024, our employees demonstrated their commitment to our communities by personally giving more than $69 thousand to charitable organizations within Mid Penn’s footprint through our Dress Down Friday program.

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
•to establish a diversified loan portfolio; and
•to provide a satisfactory return to Mid Penn’s shareholders by properly pricing loans to include the cost of funds, administrative costs, bad debts, local economic conditions, competition, customer relationships, the term of the loan, credit risk, collateral quality, and a reasonable profit margin.
Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank and must obtain appropriate internal approvals for credit extensions. The Bank also maintains strict documentation requirements and robust credit quality assurance practices in order to identify credit portfolio weaknesses as early as possible, so any exposures that are discovered might be mitigated or potential losses reduced. The Bank generally secures its loans with real estate, with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2024, the Bank’s highest concentration of credit is in commercial real estate.
Investment Activities
Mid Penn’s securities portfolio is a source for both liquidity and interest earnings and serves to support pledging requirements on public funds deposits through investments in primarily higher-quality, fixed-income debt securities. Mid Penn does not have any significant non-governmental concentrations within its investment securities portfolio.
Mid Penn maintains both a held-to-maturity investment portfolio and an available-for-sale investment portfolio. Both portfolios are comprised primarily of lower-risk debt securities, including U.S. Treasury and U.S. government agencies, mortgage-backed U.S. government agencies, investment-grade municipal securities, and corporate bonds. The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposits, which may require pledging of investment securities. The investments in the held-to-maturity portfolio are recorded on the balance sheet at book value (amortized cost), while the available-for-sale securities are recorded on the balance sheet at fair value. These debt securities derive fair values relative to investments of the same type and credit profile with similar maturity dates. As the interest rate environment changes, Mid Penn’s fair value of securities will change. This difference between the amortized cost and fair value of available-for-sale investment securities, or unrealized loss, amounted to $24.3 million as of December 31, 2024. On an after-tax basis, this unrealized loss on available-for-sale securities resulted in a decrease to shareholders’ equity, through the accumulated other comprehensive loss component, of $1.6 million. As of December 31, 2024, there was no allowance for credit losses on either the held-to-maturity or available-for-sale investment portfolios. The majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no realized loss to the Bank.
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

MID PENN BANCORP, INC.
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
Many competitors are larger than the Corporation and have significantly greater financial resources, personnel, and locations from which to conduct business. In addition, the Bank is subject to banking regulations while certain non-banking competitors may not be subject to similar regulations. For more information, see the "Supervision and Regulation" section below and Item 1A, "Risk Factors".
Mid Penn has been able to compete effectively with other financial institutions by emphasizing customer-focused relationship management and services, convenient hours, efficient and friendly employees, a consultative sales approach, local decision making, and quality products.
Supervision and Regulation
General
Financial holding companies and banks are extensively regulated under both federal and state laws. The regulation and supervision of the Corporation and particularly the Bank are primarily focused on the protection of depositors, the DIF, and the monetary system, and do not prioritize shareholder interests. Enforcement actions that may be imposed by federal and state banking regulators include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders. If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated. As of December 31, 2024, the Corporation was not subject to any supervisory enforcement actions.
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

MID PENN BANCORP, INC.
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
Bank Regulation
As a Pennsylvania-chartered, non-member bank, the Bank is subject to supervision, regulation, and examination by both the Pennsylvania Department of Banking and Securities and the FDIC. The deposits of the Bank are insured by the FDIC to the maximum extent provided by law. The FDIC assesses deposit insurance premiums, the amount of which depends in part on both the asset size and the condition of the Bank. Moreover, the FDIC may terminate deposit insurance of the Bank under certain circumstances. The federal and state banking regulatory agencies have broad enforcement powers over depository institutions under their jurisdiction, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties, and to appoint a conservator or receiver if any of a number of conditions is met. In addition, the Bank is subject to a variety of local, state, and federal laws that affect its operations.
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
Capital Requirements, Prompt Corrective Action and Basel III Capital Reforms
Under risk-based capital requirements for financial or bank holding companies, Mid Penn is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 10.5%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder may consist of subordinated debt, non-qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier 2 Capital"). Combined, the Tier 1 Capital and Tier 2 Capital comprise regulatory "Total Capital". As of December 31, 2024, Mid Penn complied with these risk-based capital requirements.
In addition, the Federal Reserve has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets ("leverage ratio") equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4-5%. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve will continue to consider a "Tangible Tier 1

MID PENN BANCORP, INC.
Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. As of December 31, 2024, Mid Penn has met these leverage requirements, and the Federal Reserve has not advised Mid Penn of any specific minimum Tier 1 leverage ratio requirement.
The Bank is subject to similar capital requirements adopted by the FDIC, and as of December 31, 2024, the Bank’s capital levels were sufficient to be considered "well-capitalized". The FDIC has not advised the Bank of any specific minimum leverage ratios.
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
•Total capital to RWA of 8.0%
•Leverage ratio of 4.0%
The Basel III Rules also included a "capital conservation buffer" of 2.5%, composed entirely of CET1, in addition to the minimum capital to RWA ratios outlined above, resulting in effective minimum common equity tier 1, Tier 1 and total capital ratios of 7.0%, 8.5% and 10.5%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a capital ratio above the minimum, but below the conservation buffer, will face restrictions on dividends, equity repurchases, and executive compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). As of December 31, 2024, the Corporation and the Bank exceeded the minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III Rules.

MID PENN BANCORP, INC.
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
Safety and Soundness Standards
The federal banking regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards for depository institutions such as the Bank. The guidelines establish general standards relating to management practices, internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, liquidity, capital, earnings, compensation, fees, and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.
In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution is not satisfying certain safety and soundness standards and fails to submit to the banking regulatory agency an acceptable compliance plan or fails to implement an accepted plan, the agency may issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, restricting dividend payments to shareholders, and requiring an increase in the institution’s ratio of tangible equity to assets. For the periods reported in this Form 10-K and in the period subsequent to December 31, 2024, up to the date of the filing of this Form 10-K, Mid Penn was not subject to any such bank regulatory orders.
Commercial Real Estate Guidance
Federal agencies released additional guidance in July 2023, in response to the increased commercial real estate ("CRE") concentrations that have occurred in recent years. The guidance identifies institutions that are potentially exposed to significant CRE concentration risk as those who have experienced rapid growth in CRE lending, have notable exposures to a specific type of CRE, or are approaching, or exceed the following supervisory criteria:
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

MID PENN BANCORP, INC.
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
Commercial real estate loans increased 9.2% from December 31, 2023 to December 31, 2024. Commercial real estate loans were the largest driver of the $190.3 million growth in the total loan portfolio. Non-owner occupied commercial real estate loan exposure represents 28.2% of total loan balances and is primarily limited to suburban offices.
Payment of Dividends and Other Restrictions
Mid Penn’s holding company is a legal entity separate and distinct from its wholly-owned Bank subsidiary. There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to the holding company. Specifically, dividends from the Bank are the principal source of the holding company’s cash funds, and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks. The relevant regulatory agencies also have authority to prohibit Mid Penn and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. Depending upon the financial condition of the holding company and the Bank, the payment of dividends could be deemed by a regulatory agency to constitute such an unsafe or unsound practice. The holding company and the Bank were not subject to any such dividend prohibitions during the years ended December 31, 2024, 2023, and 2022.
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

MID PENN BANCORP, INC.
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

MID PENN BANCORP, INC.
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
Additional information sharing among financial institutions, regulators, and law enforcement authorities is encouraged for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing.
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
The Bank has adopted policies, procedures, and controls to address compliance with the requirements of the USA Patriot Act under the existing regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by the USA Patriot Act and implementing regulations.
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
Dodd-Frank Act
The Dodd-Frank Act, which became law in July 2010, significantly changed regulation of financial institutions and the financial services industry. Dodd-Frank created a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation, and centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which is responsible for implementing, examining, and enforcing compliance with federal consumer financial laws. Dodd-Frank also permanently raised the current standard maximum deposit insurance amount to $250,000, established strengthened capital standards for banks, disallowed certain trust preferred securities from qualifying as Tier 1 Capital (subject to certain grandfather provisions for existing trust preferred securities), established new minimum mortgage underwriting standards, granted the Federal Reserve the power to regulate debit card interchange fees, and implemented corporate governance changes.
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

MID PENN BANCORP, INC.
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

MID PENN BANCORP, INC.
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
Mid Penn’s earnings and cash flows are largely dependent upon the Bank’s net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Mid Penn’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Changes in monetary policy, including changes in interest rates, could influence not only the interest income the Bank receives on loans and securities and the amount of interest expense it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, and (iii) the average duration of mortgage-backed securities in the Bank’s investment portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Mid Penn’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and borrowings. Mid Penn may be subject to a greater risk of rising interest rates due to the current period of rising interest rates and high inflation. In 2024, the Federal Reserve cut interest rates three times in response to cooling inflation and a weakening labor market, after raising interest rates in 2023 and 2022 to curb inflation, which was expected to drive down the prices of income or dividend-paying securities. The risk that interest rates may remain volatile is pronounced.
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
Mid Penn is subject to credit risk.
As of December 31, 2024, approximately 82% of the Bank’s loan portfolio consisted of commercial real estate, commercial and industrial, and construction loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or secured consumer loans. Commercial loans are also typically larger than residential real estate loans and consumer loans. Because the loan portfolio contains a significant number of commercial and industrial loans, and construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. In addition, Mid Penn’s credit risk may be exacerbated when the collateral held by Mid Penn cannot be readily realized or liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to Mid Penn. An increase in non-performing loans or collateral value deficiencies could result in a net loss of earnings from these loans, an increase in the provision for credit losses on loans

MID PENN BANCORP, INC.
and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.
The allowance for credit losses may not be sufficient to cover actual loan losses.
Following the issuance by the Financial Accounting Standards Board (“FASB”) of Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments,” effective January 1, 2023, Mid Penn adjusted its loan allowance methodology to reflect the new standard, which requires periodic estimates of lifetime expected credit losses on financial assets and categorizes expected credit losses as allowances for credit losses under the current expected credit loss (“CECL”) methodology. Under the CECL model, financial institutions are required to use historical information, current conditions, and reasonable forecasts to estimate the expected loss over the life of the loan. The ACL on loans and leases represents management’s estimate of all expected credit losses over the expected contractual life of our existing portfolio loans. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; changes in present economic, political and regulatory conditions; other external factors such as the ongoing pandemic; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires Mid Penn to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic and market conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of Mid Penn’s control, impact the determination of the allowance. In addition, bank regulatory agencies periodically review Mid Penn’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management.
Any increase in the allowance will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Mid Penn’s financial condition and results of operations.
Competition from other financial institutions may adversely affect Mid Penn’s and the Bank’s profitability.
Mid Penn’s banking subsidiary is subject to rapid changes in technology, regulation, and product innovation, and faces substantial competition in originating both commercial and consumer loans. This competition comes principally from other banks, credit unions, savings institutions, mortgage banking companies and other lenders. Many of its larger competitors who offer loans enjoy advantages over the Bank, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce Mid Penn’s net income by decreasing the number and size of loans that its banking subsidiary originates, and the interest rates it may charge on these loans.
In attracting business and consumer deposits, the Bank faces substantial competition from other insured depository institutions such as other commercial banks, savings institutions, and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of Mid Penn’s larger competitors who accept deposits also enjoy advantages over the Bank, including greater financial resources, more aggressive marketing campaigns, better brand recognition, and more convenient branch locations. These competitors may offer higher interest rates than Mid Penn, which could decrease the deposits that the Bank attracts or require an increase in rates and interest expense to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect Mid Penn’s ability to generate the funds necessary for lending operations. As a result, Mid Penn may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.
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

MID PENN BANCORP, INC.
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

The administrator of LIBOR ceased publishing most non-USD LIBOR settings beginning on January 1, 2022, and as of July 1, 2023, the overnight one-month, three-month, six-month, and 12-month USD LIBOR settings were no longer published.

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

MID PENN BANCORP, INC.
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

Acts of terrorism, natural disasters, global climate change, pandemics, global conflicts, and geopolitical tensions (including as a result of the Russia-Ukraine and Israel-Hamas conflicts) or other similar events could have a negative impact on our business and operations. While we have business continuity plans in place, such events occurring or persisting, such as the COVID-19 or any future pandemic, could disrupt or delay the normal operations of our business and our facilities (including communications and technology), result in harm to or cause travel limitations on our employees, and have a similar impact on our clients, suppliers, third-party vendors and counterparties. These events also could impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

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

In the normal course of business, we collect, process, and retain sensitive and confidential information regarding our customers. Although we devote significant resources and management focus to ensuring the integrity of our systems, Mid Penn is exposed to the risk of cyber-attacks in the normal course of business. In general, cyber incidents can result from deliberate attacks or unintentional events. An increased level of attention in the industry is focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, Mid Penn has certain security systems and policies and procedures in place to prevent or limit the effect of the possible security breach of its information systems and it has insurance against some cyber-risks and attacks. While Mid Penn has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber-incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that cyber-attacks may have caused; deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation; and reputational damage adversely affecting customer or investor confidence, any of which could have a material adverse effect on our business, financial condition or results of operations.

We are required to make a number of judgments in applying generally accepted accounting standards, and different estimates and assumptions in the application of these accounting standards could result in a decrease in capital and/or other material changes to our reports of financial condition and results of operations.

Generally accepted accounting principles involve certain estimates and processes that are particularly susceptible to significant change, including those related to the determination of the allowance for credit losses and reserve for unfunded lending commitments, the fair value of and potential impairment of certain financial instruments including investment securities, income tax assets or liabilities (including deferred tax assets and any related valuation allowance), and share-based compensation. While we have identified critical accounting policies and have procedures and processes in place to support making the related judgments and estimates, changes to the processes, assumptions, or models in the application of these generally accepted accounting principles, and the impact to the related judgments and estimates could result in a decrease to net income and, possibly, capital and may have a material adverse effect on our financial condition and results of operations. From time to time, the Financial Accounting Standards Board, and the SEC issues changes to or updated interpretations of the financial accounting and reporting guidance that governs the preparation of Mid Penn’s financial statements. These changes are beyond our control, can be difficult to predict, and could materially impact how we report our financial condition and results of operations. We could be required to apply new or revised guidance retrospectively, which may result in the revision of prior financial statements by material amounts. The implementation of new or revised guidance could also result in material adverse effects to our reported capital.

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

MID PENN BANCORP, INC.

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

Unlike larger or regional financial institutions that are more geographically diversified, Mid Penn’s success is dependent to a significant degree on economic conditions in Pennsylvania, especially in the eighteen counties and the specific markets primarily served by Mid Penn. The banking industry is affected by general economic conditions, including the effects of inflation, recession, unemployment, real estate values, trends in national and global economics, and other factors beyond our control. An economic recession or a delayed recovery over a prolonged period of time in Pennsylvania, or more specific to the counties or communities in Pennsylvania served by Mid Penn, could cause an increase in the level of the Bank’s non-performing assets and loan losses, thereby causing operating losses, impairing liquidity, and eroding capital. Mid Penn cannot assure that adverse changes in the local and state economy supporting its market area would not have a material adverse effect on Mid Penn’s consolidated financial condition, results of operations, and cash flows.

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

The Corporation, the Bank, and its nonbank subsidiaries are collectively subject to extensive regulation, supervision, and examination by federal and state banking authorities. The potential exists for additional or amended federal or state laws and regulations, or changes in supervisory policies or activities, to materially affect many aspects of Mid Penn’s operations, including capital levels, lending and funding practices, and liquidity standards. New laws and regulations may increase costs of regulatory compliance and of doing business and otherwise affect operations and may significantly affect the markets in which Mid Penn does business, the markets for and value of Mid Penn’s loans and investments, the ability to attract deposits at a reasonable cost, the fees charged, and ongoing operations, costs and profitability. Further, additional legislation and regulations that could significantly affect Mid Penn’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Also, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. Any changes in applicable regulations or federal, state or local legislation, or the exercise of bank regulatory authority, may have a negative impact on Mid Penn’s results of operations, financial condition, and its ability to pay dividends on common stock. The burden imposed by federal and state regulators puts Mid Penn at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies.

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

MID PENN BANCORP, INC.
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

Poor economic conditions and the resulting bank failures from the most recent recession stressed the DIF and increased the costs of the Bank’s FDIC insurance assessments. Promptly following the recent failures of SVB and Signature Bank in March 2023, the federal banking regulators announced that the FDIC will use funds from the DIF to ensure that all depositors in SVB and Signature Bank are made whole, at no cost to taxpayers. Mid Penn anticipates that the FDIC will impose additional special assessments on all banks in order to replenish the DIF. Mid Penn generally is unable to control the amount of premiums or special assessments that its banking subsidiary is required to pay for FDIC insurance. As of December 31, 2024, Mid Penn has not been subject to additional special assessments. Any special assessments or future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on the results of Mid Penn’s operations and financial condition.

If we conclude that there is a decline in the value of any of our AFS investment securities, we may be required to record an allowance for credit losses where periodic changes are recognized in earnings.

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

MID PENN BANCORP, INC.
Due to the complexity of the process, inputs, calculations, and assumptions used in determining whether an investment is in an unrealized loss position, Mid Penn’s assessment of or disclosure of the credit loss on investments may not accurately reflect the actual credit loss in the future.

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

Actual or perceived shortcomings with respect to these ESG initiatives and reporting can impact Mid Penn’s ability to hire and retain employees, increase its customer base or attract and retain certain types of investors. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based upon ESG metrics. Collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks, any of which could have a material impact, including on Mid Penn’s reputation and stock price.

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

MID PENN BANCORP, INC.
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
On November 1, 2024, Mid Penn announced the signing of a definitive merger agreement to acquire William Penn Bancorporation and its wholly-owned subsidiary, William Penn Bank. Mid Penn has completed four other whole bank merger acquisitions in recent years (The Scottdale Bank & Trust Company and First Priority Financial Corp. in 2018, Riverview Financial Corporation on November 30, 2021, and Brunswick Bancorp on May 19, 2023), as well as two nonbank acquisitions.

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

Mid Penn has spent and may continue to spend significant resources identifying companies and businesses to acquire. The efficient and effective integration of any companies and businesses we acquire and integrate into our organization is critical to our growth. Our recent acquisitions, and any future acquisitions, involve numerous risks including difficulties in integrating the culture, operations, technologies and personnel of the acquired companies, the diversion of management’s attention from other business concerns and the potential loss of customers. Failure to fully integrate the operations of any acquired business successfully, or to integrate the operations of future acquisition targets, could harm Mid Penn’s business, financial condition, results of operations and cash flows.

We plan to pursue a growth strategy and there are risks associated with rapid growth.

We intend to pursue a growth plan consistent with our prior business strategy, including growth by acquisition, as well as leveraging our existing branch network or adding new branch locations or offices and personnel in current and adjacent markets we choose to serve. Our recent acquisitions and the pending William Penn acquisition are reflective of our growth strategy.

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

As of December 31, 2024, we had $128.2 million of goodwill and $6.2 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any such charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

Identifiable intangible assets other than goodwill consist of core deposit intangibles, books of business, and other intangible assets. Adverse events or circumstances could impact the recoverability of these intangible assets including loss of core deposits, significant losses of customer accounts and/or balances, increased competition, or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded, which could have a material adverse effect on our results of operations.

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

Before the transactions contemplated in the Merger Agreement, including the Merger, may be completed, various waivers, approvals or consents must be obtained from various bank regulatory and other authorities, including the Board of Governors of the Federal Reserve System, the FDIC, and the Pennsylvania Department of Banking and Securities. In determining whether to grant these approvals, regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to any or all of the following: an adverse development in any party’s regulatory standing or any other factors considered by regulators in granting such approvals; governmental, political, or community group inquiries, investigations or opposition; or changes in legislation or the political or regulatory environment generally, including as a result of changes of the U.S. executive administration, or Congressional leadership and regulatory agency leadership.

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

MID PENN BANCORP, INC.
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

The success of the Merger will depend on, among other things, our ability to integrate William Penn into our business in a manner that facilitates growth opportunities and achieves the anticipated benefits of the Merger. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost and savings and anticipated benefits of the Merger could be less than anticipated, and integration may result in additional unforeseen expenses.

Litigation relating to the Merger could require us to incur significant costs and suffer management distraction, as well as delay and/or enjoin the Merger.

We are not currently able to predict the outcome of any suit arising out of or relating to the proposed Merger that may be filed in the future. If any complaints are filed, absent allegations that are material, We will not necessarily announce such filings.

We could be subject to demands or litigation related to the Merger, whether or not the Merger is consummated. Such actions may create additional uncertainty relating to the Merger, and responding to such demands and defending such actions may be costly and distracting to management. Although there can be no assurance as to the ultimate outcomes of any demand or any subsequent litigation, we do not believe that the resolution of such demands or any subsequent litigation will have a material adverse effect on our financial position, results of operations or cash flow.

We will be subject to various uncertainties while the Merger is pending that could adversely affect our financial results or the anticipated benefits of the Merger.

Uncertainty about the effect of the Merger on counterparties to contracts, employees and other parties may have an adverse effect on us or the anticipated benefits of the Merger. These uncertainties could cause contract counterparties and others who deal with us or William Penn to seek to change existing business relationships with us or William Penn, and may impair our or William Penn’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention and recruitment may be particularly challenging prior to the completion of the Merger, as our employees and prospective employees, and the employees and prospective employees of William Penn, may experience uncertainty about their future roles with us following the Merger.

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

MID PENN BANCORP, INC.
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

We expect to incur a significant amount of non-recurring expenses in connection with the Merger, including legal, accounting, consulting, and other expenses. In general, these expenses are payable by us whether or not the Merger is completed. Additional unanticipated costs may be incurred following consummation of the Merger in the course of the integration of our businesses and the business of William Penn. We cannot be certain that the elimination of duplicative costs or the realization of other efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all.

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

MID PENN BANCORP, INC.
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

If Mid Penn raises capital through merger and acquisition activities, or through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of current investors and could dilute the per share book value and earnings per share of its common stock. Furthermore, a capital raise through issuance of additional shares may have an adverse impact on Mid Penn’s stock price. New investors also may have rights, preferences, and privileges senior to Mid Penn’s current common stockholders, which may adversely impact its current common stockholders.

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

Mid Penn may attempt to increase its capital resources if the Corporation’s or the Bank’s capital ratios fall below the required minimums. The Corporation or the Bank could be required to raise additional capital by making additional offerings of debt or preferred equity securities, including medium-term notes, senior or subordinated notes and preferred stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future offerings. If a future liquidation of Mid Penn occurs, holders of debt securities and shares of preferred stock and lenders with respect to other borrowings are likely to receive distributions of available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of existing shareholders or reduce the market price of our common stock, or both. Holders of Mid Penn common stock are not entitled to preemptive rights or other protections against dilution.

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

Mid Penn did not experience a material incident to our computer systems or networks in 2024.

Mid Penn's Information Technology and Security management team is responsible for implementing and executing the company's cybersecurity strategy on a day-to-day basis. This team of cybersecurity experts specializes in managing risks for financial services providers. The Chief Information Security Officer has 20 years of experience and is accompanied by an Information Security Officer with eleven years of experience in the field. With more than 15 years of experience in information technology and network security, the Information Technology Operations Manager is highly skilled in network security and risk mitigation. Information Technology and Security management hold a monthly meeting to assess the organization's cybersecurity position and distributes information to the Board of Directors.

The Board of Directors oversees the risk management process, while executive leadership implements risk mitigation and cybersecurity strategies. The company's cybersecurity strategy is actively overseen and guided by the Board of Directors through a quarterly subcommittee meeting with the full Board engaged annually. Executive management provides cybersecurity and risk management updates to the Board through the Risk Committee and the Technology Steering Committee. Information Technology knowledge is considered a core competency by eight of eleven Board members. They guide the full Board in setting cybersecurity objectives, approving policies, and allocating resources.

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

MID PENN BANCORP, INC.
ITEM 2. PROPERTIES
The Bank owns a building in Harrisburg, Pennsylvania, located at 2407 Park Drive, which serves as the Corporation’s headquarters. The Bank also owns a building in Millersburg, Pennsylvania, located at 349 Union Street, which serves as the Bank’s headquarters. Additionally, the Bank owns one building in Halifax, Pennsylvania that serves as an operational support facility and one building in Harrisburg, Pennsylvania that serves as corporate administrative and operational support offices. Administrative space is also leased in Malvern, Pottsville, Lancaster, Clearfield and Chambersburg, Pennsylvania. As of December 31, 2024, the Bank’s retail office network was comprised of 45 full-service retail locations. The Bank owned 26 of those locations and leased 19 locations.
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
Transfer Agent: Computershare, Attn: Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170. Phone: 1-800-368-5948.
Number of Shareholders: As of March 13, 2025, there were approximately 5,000 shareholders of record of Mid Penn’s common stock.
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
Annual Meeting: The Annual Meeting of the Shareholders of Mid Penn is expected to be held virtually at 10:00 a.m. on Tuesday, May 13, 2025.
Accounting, Auditing and Internal Control Complaints: Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website: www.midpennbank.com
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: In 2020, Mid Penn announced the adoption of a treasury stock repurchase program ("Repurchase Program") authorizing the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock, which represents approximately 3.5% of the issued shares based on Mid Penn’s closing stock price and shares issued as of March 31, 2022. The Repurchase Program was extended through April 24, 2025 by Mid Penn’s Board of Directors on April 24, 2024. Under the Repurchase Program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase.
The Repurchase Program may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Repurchase Program does not obligate Mid Penn to repurchase any shares.
During the year ended December 31, 2024, Mid Penn repurchased 15,500 shares of common stock at an average price of $20.81 per share. No shares were purchased during the fourth quarter of 2024. As of December 31, 2024, Mid Penn had repurchased 440,722 shares of common stock at an average price of $22.78 per share under the Program. The Repurchase Program had approximately $5.0 million remaining available for repurchase as of December 31, 2024.
Securities Authorized for Issuance under Equity Compensation Plans: Information regarding the Corporation’s equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

MID PENN BANCORP, INC.

Stock Performance Graph
As of December 31, 2024, to better align with the Company's direct competitors, the Company has chosen to change the composition of its peer group for the performance graph below. The total shareholder return is based on a $100 investment on December 31, 2019.

Total Shareholder's Returns | 5 Year Return
140
120
100
80
60
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Mid Penn Bancorp, Inc.
Current Peers (1)
Prior Peers (2)
KBW NASDAQ Bank Index Return

Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Mid Penn Bancorp, Inc.	100.00	78.79	117.84	114.38	96.05	117.89
Current Peers (1)	100.00	79.03	112.09	106.63	104.92	118.63
Prior Peers (2)	100.00	78.92	118.12	110.33	112.74	131.54
KBW NASDAQ Bank Index Return	100.00	86.37	116.64	88.97	84.71	112.44
(1) Current Peers includes AROW, CCNE, CHMG, CNOB, CZFS, CZNC, FCF, FFIC, FISI, FRBA, LNKB, ORRF, PFIS, PGC, SHBI, STBA, TMP, UNTY and UVSP; Excludes FLIC due to pending merger with CNOB
(2) Prior Peers includes AMAL, CCNE, CHCO, CNOB, FCF, FFIC, FISI, KRNY, MCB, NFBK, ORRF, PGC, STBA, TBBK, TMP, TRST, UVSP and WASH; Excludes CATC due to completed merger with EBC
Note: Peer group returns reflect average total return of respective peer group

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the matters discussed in this document or in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, and expected operating results, including after giving effect to the Merger, and the assumptions upon which those statements are based. Forward looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•Mid Penn’s ability to efficiently integrate acquisitions, including the Merger, into its business and operations, which may take longer than anticipated, may be more costly than anticipated and may have unanticipated adverse results relating to Mid Penn’s existing business and operations;
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
•the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the internet;
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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
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
•supply chain disruption; and
•the risk factors described in Item 1A of this Annual Report.

All written or oral forward-looking statements attributable to Mid Penn are expressly qualified in their entirety by these cautionary factors.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Mid Penn’s Consolidated Financial Statements from the view of management and should be read in conjunction with the Consolidated Financial Statements of the Corporation and Notes thereto and other detailed information appearing elsewhere in this Annual Report on Form 10-K. The comparability of the results of operations for the years ended 2024 and 2023, compared to 2022, in general, have been materially impacted by the Brunswick Acquisition, which closed on May 19, 2023.
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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table presents a summary of the Corporation's earnings and selected performance ratios:

	December 31,
	2024	2023	2022
Net Income	$49,437	$37,397	$54,806
Diluted EPS	$2.90	$2.29	$3.44
Dividends Declared	$0.80	$0.80	$0.80
Return on average assets (2)	0.91%	0.77%	1.22%
Return on average equity (2)	8.61%	7.16%	10.98%
Net interest margin (1)	3.11%	3.26%	3.59%
Non-performing assets to total assets	0.41%	0.27%	0.21%
Net charge-off to average loans	0.019%	0.009%	(0.002)%
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
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the year ended December 31, 2024 was $49.4 million or $2.90 per common share basic and diluted, compared to earnings of $37.4 million or $2.29 per common share basic and diluted for the year ended December 31, 2023. The results for the year ended December 31, 2024 were favorably impacted by loan growth, and interest income growth.
•Net Interest Income
◦Net Interest Margin - For the year ended December 31, 2024, Mid Penn’s FTE net interest margin was 3.11% versus 3.26% for the year ended December 31, 2023. The Federal Reserve’s Federal Open Market Committee ("FOMC") decreased rates three times during 2024. The yield on interest-earning assets increased 44 basis point(s) ("bp") for the year ended December 31, 2024 compared to the year ended December 31, 2023 and the rate on interest-bearing liabilities increased 70 bp for the year ended December 31, 2024 compared to the year ended December 31, 2023.
◦Loan Growth - Total loans, net of unearned income, as of December 31, 2024 were $4.4 billion compared to $4.3 billion as of December 31, 2023, an increase of $190.3 million, or 4.5%. The loan growth occurred primarily within Mid Penn’s commercial real estate loan portfolio. The mix of commercial real estate and commercial portfolios in relation to the total change in the loan portfolio increased 111.1% and 15.9%, respectively from December 31, 2023 to December 31, 2024. Non-owner occupied office commercial real estate exposure represents 28.2% of total loan balances and is primarily limited to suburban offices.
◦Deposit Growth - Total deposits increased $343.7 million, or 7.9%, from $4.3 billion at December 31, 2023, to $4.7 billion at December 31, 2024.
•Asset Quality - ACL at December 31, 2024 was $35.5 million, or 0.80% of total loans, as compared to $34.2 million, or 0.80% of total loans at December 31, 2023.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
◦Net Charge-offs/Recoveries - Mid Penn had net loan charge-offs of $817 thousand and net loan charge-offs of $332 thousand for the years ended December 31, 2024 and 2023, respectively.
◦Non-performing assets - Total non-performing assets were $22.7 million at December 31, 2024, an increase compared to non-performing assets of $14.5 million at December 31, 2023. The increase was partially a result of the addition of two commercial loans with a combined balance of $3.0 million, and two commercial real estate loans with a combined balance of $2.3 million being placed on nonaccrual in the fourth quarter of 2024.
◦Provision/Benefit for credit losses - Loans - The provision for credit losses - loans was $2.1 million for the year ended December 31, 2024 compared to $3.3 million for the year ended December 31, 2023. The decrease in provision for the year ended December 31, 2024, is primarily due to a decrease in loss factors across most portfolios. Prior to 2023, ACL and related provision are presented in accordance with the previous accounting guidance using the incurred loss method. The PCL for the year ended December 31, 2023 includes an initial provision for credit losses on non-PCD loans acquired in the Brunswick Acquisition of $2.0 million.
•Noninterest Income - Noninterest income totaled $22.5 million for the year ended December 31, 2024, a $2.5 million, or 12.4%, increase compared to the year ended December 31, 2023. The increase was primarily attributable to a $2.2 million increase in other miscellaneous income, driven by increases in Bank-owned life insurance benefits received, and a $1.1 million increase in mortgage banking income, partially offset by a $379 thousand decrease in fiduciary and wealth management and a $314 thousand decrease in mortgage hedging.
•Noninterest Expense - Noninterest expense totaled $117.6 million, a decrease of $972 thousand, or 0.8%, compared to noninterest expense of $118.6 million for the year ended December 31, 2023. The decrease was primarily driven by a $5.0 million decrease in merger and acquisition expenses and a $3.0 million decrease in post-acquisition restructuring expenses, partially offset by a $4.8 million increase in salaries and benefits expense, driven by year-end employee bonus incentives, increases in employee salaries, and increased costs of employee medical benefits, a $1.4 million increase in legal and professional fees, and a $1.4 million increase in software licensing and utilization expense.
•Borrowings paid downs - During 2024, Mid Penn paid off $35.3 million of long-term debt.
•Share Repurchases - Mid Penn repurchased 15,500 shares during 2024 at an average price per share of $20.81 under its share repurchase program.
•Business Combinations
◦On July 31, 2024, Mid Penn acquired the insurance business and related accounts of a full-service employee benefits firm that serves mid to large employers across central and eastern Pennsylvania, northern Maryland, and northern Virginia, for a purchase price of $2.0 million at closing and an additional $800 thousand potentially payable pursuant to a three year earnout.
◦On May 19, 2023, Mid Penn completed its acquisition of Brunswick through the merger of Brunswick with and into Mid Penn with Mid Penn being the surviving corporation. In connection with this acquisition, Brunswick Bank, a wholly-owned subsidiary of Brunswick, merged with and into Mid Penn Bank, a wholly-owned subsidiary of Mid Penn.
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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
other factors which are believed to be reasonable under the circumstances. Because of the nature of the judgments and estimates that have been made, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the reported results of operations.
Management of the Corporation considers the accounting judgments relating to the allowance for credit losses and goodwill impairment to be the accounting area that requires the most subjective and complex judgments.
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

The allowance for credit losses - Loans was $35.5 million as of December 31, 2024, an increase of $1.3 million, or 3.9%, compared to $34.2 million as of December 31, 2023. The increase was primarily the result of an increase in the reserve for individually analyzed loans during the fourth quarter of 2024.

Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible, a triggering event. At December 31, 2024, Mid Penn had goodwill of $128.2 million and Mid Penn's stock continues to trade below book value.

Our annual impairment test was conducted during the fourth quarter of 2024. Goodwill is calculated as a purchase premium using the market participant and peer group control premium approach. Additional factors considered include actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
others. No goodwill impairment has been recorded for 2024. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of goodwill impairment.

Refer to Note 1 - Summary of Significant Accounting Policies and Note 6 - Goodwill and Intangible Assets for further details on the Company's goodwill.

Results of Operations
Net Interest Income
Net interest income, Mid Penn's primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings. Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities. Interest and average rates in the table below are presented on a fully taxable-equivalent basis ("FTE"). Tax-equivalent adjustments were calculated using a statutory corporate tax rate of 21% for the years ended December 31, 2024, 2023 and 2022. For purposes of calculating loan yields, average loan balances include non-accrual loans. Loan fees of $4.8 million, $4.6 million and $8.4 million are included with loan interest income in the following table for the years ended December 31, 2024, 2023, and 2022, respectively.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table includes average balances, effective interest differential and interest yields for the years ended December 31:

	Average Balances, Income and Interest Rates
	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$30,576	$1,127	3.69%	$24,270	$361	1.49%	$26,633	$69	0.26%
Investment Securities:
Taxable	543,157	15,254	2.81	544,896	15,141	2.78	500,156	11,663	2.33
Tax-Exempt	73,834	1,464	1.98	78,163	1,540	2.49	78,039	1,497	2.43
Total Investment Securities	616,991	16,718	2.71	623,059	16,681	2.68	578,195	13,160	2.34

Federal Funds Sold	36,436	1,928	5.29	7,161	373	5.21	311,989	1,826	0.59
Loans, net of unearned income	4,373,922	265,522	6.07	3,868,307	218,060	5.65	3,217,282	150,256	4.68
Restricted Investment in Bank Stocks	14,155	1,288	9.10	11,121	864	7.77	6,045	289	4.78
Total Interest-earning Assets	5,072,080	286,583	5.65	4,533,918	236,339	5.21	4,140,144	165,600	4.02

Cash and Due from Banks	39,995			49,503			63,608
Other Assets	300,904			299,666			272,422
Total Assets	$5,412,979			$4,883,087			$4,476,174

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,001,813	$19,001	1.90%	$950,326	$13,893	1.46%	$1,051,605	$3,847	0.37%
Money Market	913,311	26,580	2.91	926,034	21,424	2.31	1,040,762	5,277	0.51
Savings	275,692	244	0.09	312,053	230	0.07	355,229	193	0.05
Time	1,541,654	70,495	4.57	1,116,552	43,749	3.92	524,944	4,827	0.92
Total Interest-bearing Deposits	3,732,470	116,320	3.12	3,304,965	79,296	2.40	2,972,540	14,144	0.48

Short-term borrowings	190,885	10,575	5.54	107,323	7,087	6.60	11,914	441	3.70
Long-term debt	27,937	1,321	4.73	45,304	975	2.15	23,344	352	1.51
Subordinated debt and trust preferred securities	46,045	1,696	3.68	49,328	2,008	4.07	70,583	2,830	4.01
Total Interest-bearing Liabilities	3,997,337	129,912	3.25	3,506,920	89,366	2.55	3,078,381	17,767	0.58

Noninterest-bearing Demand	780,538			800,582			848,991
Other Liabilities	62,820			53,530			49,864
Shareholders' Equity	572,284			522,055			498,938
Total Liabilities & Shareholders' Equity	$5,412,979			$4,883,087			$4,476,174

Net Interest Income		$156,671			$146,973			$147,833
Taxable Equivalent Adjustment (1)		1,018			811			778
Net Interest Income (taxable-equivalent basis)		$157,689			$147,784			$148,611

Total Yield on Earning Assets			5.65%			5.21%			4.02%
Rate on Supporting Liabilities			3.25			2.55			0.58
Average Interest Spread			2.40			2.66			3.44
Net Interest Margin (1)			3.11			3.26			3.59
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The volume analysis of changes in net interest income as of December 31 are as follows:

	Years Ended December 31, 2024 vs. December 31, 2023			Years ended December 31, 2023 vs. December 31, 2022
	Increase (decrease)			Increase (decrease)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$94	$672	$766	$(6)	$298	$292
Investment Securities:
Taxable	(48)	161	113	1,042	2,436	3,478
Tax-Exempt	(108)	32	(76)	3	40	43
Total Investment Securities	(156)	193	37	1,045	2,476	3,521

Federal Funds Sold	1,525	30	1,555	(1,798)	345	(1,453)
Loans, net of unearned income	28,567	18,895	47,462	30,468	37,336	67,804
Restricted Investment Bank Stocks	236	188	424	243	332	575
Total Interest Income	30,266	19,978	50,244	29,952	40,787	70,739

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	752	4,356	5,108	(375)	10,421	10,046
Money Market	(294)	5,450	5,156	(585)	16,732	16,147
Savings	(25)	39	14	(22)	59	37
Time	16,664	10,082	26,746	5,443	33,479	38,922
Total Interest-Bearing Deposits	17,097	19,927	37,024	4,461	60,691	65,152

Short-term Borrowings	4,629	(1,141)	3,488	6,300	346	6,646
Long-term Debt	(373)	719	346	332	291	623
Subordinated Debt	(134)	(178)	(312)	(852)	30	(822)
Total Interest Expense	21,219	19,327	40,546	10,241	61,358	71,599

NET INTEREST INCOME	$9,047	$651	$9,698	$19,711	$(20,571)	$(860)
(1) The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column. Tax-exempt income is shown on a tax equivalent basis using a statutory corporate tax rate of 21% for the years ended December 31, 2024, 2023 and 2022.
For the year ended December 31, 2024, Mid Penn’s FTE net interest margin was 3.11% versus 3.26% for the year ended December 31, 2023 and 3.59% for the year ended December 31, 2022. During 2024, FTE net interest income increased $9.7 million, or 6.6%, compared to 2023. Interest income increased $30.3 million as the result of a $538.2 million, or 11.9%, increase in average interest-earning assets in 2024 compared to 2023, and increased $20.0 million as the result of a 44 bp increase in the yield on interest-earning assets in 2024 compared to 2023. The decrease to net interest margin was primarily a result of an increase in funding costs and growth in average interest-bearing liabilities, partially offset by higher yields on interest-earning assets and growth in average interest-earning assets.
Average total loans, net, increased $505.6 million, or 13.1%, contributing $28.6 million to the increase in interest income. The yield on average total loans, net, increased from 5.65% for 2023 to 6.07% for 2024. The increase in the yield was primarily the result of the higher interest rate environment during 2024.
Total average federal funds sold increased $29.3 million, contributing $1.5 million to the increase in FTE interest income, and the average yield on federal funds sold increased 8 bps, contributing $30 thousand to the increase in FTE interest income.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Interest expense for 2024 increased by $40.5 million or 45.4% when compared to 2023. The cost of interest-bearing liabilities increased to 3.25% in 2024 from 2.55% in 2023 and 0.58% in 2022. The rate on total interest-bearing deposits increased to 3.12% in 2024 from 2.40% in 2023 and 0.48% in 2022. The increase in the rate was primarily a result of deposit growth and a shift in the mix of deposits from noninterest-bearing to higher yielding demand, money market and time deposits. Mid Penn continued to offer higher rates to both retain and attract deposits. In addition, average short-term borrowings of $190.9 million were used to help fund loan growth, contributing to the $3.5 million increase in interest expense on short-term borrowings for the year ended December 31, 2024 as compared to 2023.
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

Provision for Credit Losses - Loans
The provision for credit losses on loans was $2.1 million for the year ended December 31, 2024, a decrease of $1.2 million or 34.9% compared to a provision for credit losses of $3.3 million for the year ended December 31, 2023. The provision for credit losses on loans for the year ended December 31, 2023 decreased $1.0 million, or 23.4%, from the $4.3 million provision for credit losses on loans for the year ended December 31, 2022. The decrease in provision for the year ended December 31, 2024 was primarily due to a decrease in loss factors across most portfolios. The benefit for credit losses on off-balance sheet credit exposures was $628 thousand for the year ended December 31, 2024, compared to a provision of $404 thousand or the year ended December 31, 2023. Prior to 2023, ACL and related provision are presented in accordance with the previous accounting guidance using the incurred loss method.
For the year ended December 31, 2024, Mid Penn had net charge-offs of $817 thousand compared to net charge-offs of $332 thousand for the year ended December 31, 2023, and net recoveries of $60 thousand for the year ended December 31, 2022 . A summary of charge-offs and recoveries of loans and the provision for loan losses is shown in the table below.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table represents the analysis of the allowance for credit losses:

	Years ended December 31,
(In Thousands)	2024	2023	2022
Balance, beginning of year	$34,187	$18,957	$14,597
Loans charged off:
Commercial real estate
CRE Nonowner Occupied	—	—	7
CRE Owner Occupied	—	16	—
Total Commercial real estate	—	16	7
Commercial and industrial	819	238	1
Residential mortgage
1-4 Family 1st Lien	7	13	25
1-4 Family Rental	2	—	—
HELOC and Junior Liens	21	—	1
Total residential mortgage	30	13	26
Consumer	52	135	97
Total loans charged off	901	402	131

Recoveries on loans previously charged off:
Commercial real estate
CRE Nonowner Occupied	2	—	—
CRE Owner Occupied	4	—	128
Total commercial real estate	6	—	128
Commercial and industrial	1	—	13
Construction
Other Construction	—	—	24
Total construction	—	—	24
Residential mortgage
1-4 Family 1st Lien	16	7	2
1-4 Family Rental	22	31	—
HELOC and Junior Liens	—	—	2
Total residential mortgage	38	38	4
Consumer	39	32	22
Total loans recovered	84	70	191

Net charge-offs (recoveries)	817	332	(60)
Provision for loan losses	2,144	3,295	4,300
Impact from the adoption of CECL	—	11,931	—
Purchase Credit Deteriorated loans	—	336	—
Balance, end of year	$35,514	$34,187	$18,957

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table represents the ratio of net charge-offs (recoveries) to total average loans outstanding:

(In thousands)
As of December 31, 2024	Net charge-offs (Recoveries)	Average Loans outstanding	Ratio of net charge-offs (recoveries) to total average loans outstanding
Commercial real estate
CRE Nonowner Occupied	$(2)	$1,204,473	0.000%
CRE Owner Occupied	(4)	624,542	(0.001)
Multifamily	—	384,374	0.000
Farmland	—	217,667	0.000
Total Commercial Real Estate	(6)	2,431,056	0.000
Commercial and industrial	818	695,730	0.118
Construction
Residential Construction	—	101,234	0.000
Other Construction	—	349,481	0.000
Total Construction	—	450,715	0.000
Residential mortgage
1-4 Family 1st Lien	(9)	323,524	(0.003)
1-4 Family Rental	(20)	344,261	(0.006)
HELOC and Junior Liens	21	136,634	0.015
Total Residential Mortgage	(8)	804,419	(0.001)
Consumer	13	7,276	0.179
Total Loans	$817	$4,389,196	0.019%

As of December 31, 2023
Commercial real estate
CRE Nonowner Occupied	$—	$1,111,413	0.000%
CRE Owner Occupied	16	586,357	0.003
Multifamily	—	261,289	0.000
Farmland	—	199,452	0.000
Total Commercial Real Estate	16	2,158,511	0.001
Commercial and industrial	238	641,264	0.037
Construction
Residential Construction	—	100,851	0.000
Other Construction	—	378,962	0.000
Total Construction	—	479,813	0.000
Residential mortgage
1-4 Family 1st Lien	6	342,485	0.002
1-4 Family Rental	(31)	253,606	(0.012)
HELOC and Junior Liens	—	128,912	0.000
Total Residential Mortgage	(25)	725,003	(0.003)
Consumer	103	6,486	1.588
Total Loans	$332	$4,011,077	0.008%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

As of December 31, 2022
Commercial real estate
CRE Nonowner Occupied	$7	$961,766	0.001%
CRE Owner Occupied	(128)	479,599	(0.027)
Multifamily	—	188,040	0.000
Farmland	—	158,844	0.000
Total Commercial Real Estate	(121)	1,788,249	(0.007)
Commercial and industrial	(12)	572,291	(0.002)
Construction
Residential Construction	—	59,170	0.000
Other Construction	(24)	340,751	(0.007)
Total Construction	(24)	399,921	(0.006)
Residential mortgage
1-4 Family 1st Lien	23	285,331	0.008
1-4 Family Rental	—	114,992	0.000
HELOC and Junior Liens	(1)	114,610	(0.001)
Total Residential Mortgage	22	514,933	0.004
Consumer	75	9,141	0.821
Total Loans	$(60)	$3,284,535	(0.002)%
Noninterest Income
Noninterest income and variance analysis as of December 31:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022	$ Variance 2024 vs. 2023	% Variance 2024 vs. 2023
Income from fiduciary and wealth management activities	$4,680	$5,059	$5,071	$(379)	(7.5)%
ATM debit card interchange income	3,851	4,019	4,362	(168)	(4.2)
Service charges on deposits	2,176	1,943	2,078	233	12.0
Mortgage banking income	2,476	1,353	1,607	1,123	83.0
Mortgage hedging income	10	324	1,471	(314)	(96.9)
Net gain on sales of SBA loans	347	571	262	(224)	(39.2)
Earnings from cash surrender value of life insurance	1,141	1,112	1,013	29	2.6
Other income	7,812	5,627	7,793	2,185	38.8
Total Noninterest Income	$22,493	$20,008	$23,657	$2,485	12.4%
For the year ended December 31, 2024, noninterest income totaled $22.5 million, an increase of $2.5 million or 12.4%, compared to noninterest income of $20.0 million for the year ended December 31, 2023. Income from mortgage banking, service charges on deposits, earnings from cash surrender value of life insurance, and other income all increased compared to the prior year.
Mortgage banking income increased $1.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. Mortgage loan originations and secondary-market loan sales and gains increased during 2024 as a result of decreases in interest rates. Mortgage hedging income was $10 thousand for the year ended December 31, 2024 compared to $324 thousand for the same period in 2023.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Other income increased $2.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase in noninterest income is primarily driven by a $2.2 million increase in other miscellaneous noninterest income, driven by increases in Bank-owned life insurance benefits received.
For details on the variances of noninterest income for the year ended December 31, 2023 compared to the year ended December 31, 2022 refer to the "Noninterest Income" section of the Management's Discussion and Analysis in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Noninterest expense and variance analysis as of December 31:

	Years Ended December 31,
(In Thousands)	2024	2023	2022	$ Variance 2024 vs. 2023	% Variance 2024 vs. 2023
Salaries and employee benefits	$64,098	$59,345	$52,601	$4,753	8.0%
Software licensing and utilization	9,300	7,927	7,524	1,373	17.3
Occupancy expense, net	7,571	7,349	6,900	222	3.0
Equipment expense	4,928	5,121	4,493	(193)	(3.8)
Shares tax	2,350	2,713	2,786	(363)	(13.4)
Legal and professional fees	4,306	2,945	2,761	1,361	46.2
ATM/card processing	2,284	2,108	2,139	176	8.3
Intangible amortization	1,784	1,780	2,012	4	0.2
FDIC assessment	4,170	3,500	1,594	670	19.1
(Gain) loss on sale or write-down of foreclosed assets, net	80	(144)	(133)	224	N/M
Merger and acquisition expense	545	5,544	294	(4,999)	(90.2)
Post-acquisition restructuring expense	—	2,952	329	(2,952)	(100.0)
Other expenses	16,200	17,448	16,139	(1,248)	(7.2)
Total Noninterest Expense	$117,616	$118,588	$99,439	$(972)	(0.8)%
N/M - Not Meaningful
For the year ended December 31, 2024, noninterest expense totaled $117.6 million, a decrease of $1.0 million, or 0.8%, compared to noninterest expense of $118.6 million for the year ended December 31, 2023. The decrease was primarily driven by a $5.0 million decrease in merger and acquisition expenses, and a $3.0 million decrease in post-acquisition restructuring, partially offset by a $4.8 million increase in salaries and benefits expense, driven by year-end employee bonus incentives, increases in employee salaries, and increased costs of employee medical benefits, a $1.4 million increase in legal and professional fees, and a $1.4 million increase in software licensing and utilization.
For details on the variances of noninterest expense for the year ended December 31, 2023 compared to the year ended December 31, 2022 refer to the "Noninterest Expense" section of the Management's Discussion and Analysis in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Income Taxes
The provision for income taxes was $10.6 million during the year ended December 31, 2024, an increase of $3.3 million compared to $7.3 million for the same period in 2023. The provision for income taxes for the year ended December 31, 2024 reflects an effective combined Federal and state tax rate ("ETR") of 17.6%, compared to an ETR of 16.3% for the year ended December 31, 2023. The increase in the effective tax rates in 2024 compared to 2023 was a result of higher state taxes, driven by a prior year's benefit from the Brunswick acquisition. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
Financial Condition
Mid Penn’s total assets were $5.5 billion as of December 31, 2024, reflecting an increase of $180.1 million, or 3.4%, compared to total assets of $5.3 billion as of December 31, 2023. The increase was primarily driven by organic loan growth, increases in investment securities, and an increase in Fed Funds Sold.
Investment Securities
Mid Penn’s portfolio of held-to-maturity ("HTM") securities, recorded at amortized cost, decreased $16.7 million to $382.4 million as of December 31, 2024, as compared to $399.1 million as of December 31, 2023. Mid Penn’s total available-for-sale ("AFS") securities portfolio increased $36.9 million from $223.6 million at December 31, 2023 to $260.5 million at December 31, 2024.
At December 31, 2024, the unrealized loss on AFS investment securities resulted in a negative impact to shareholders’ equity of $1.6 million (comprised of a gross unrealized loss on securities of $2.0 million, net of deferred income tax). At December 31, 2023, the unrealized gain on AFS investment securities resulted in a positive impact to shareholders’ equity of $2.0 million (comprised of a gross unrealized gain on securities of $2.1 million, net of deferred income tax). Mid Penn does not have any significant concentrations of non-governmental securities within its investment portfolio.
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
The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost and net of tax) as of December 31, 2024:

	Maturing
(In Thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years
As of December 31, 2024	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$5,476	3.49%	$14,224	2.40%	$1,807	3.30%	$—	—%
Mortgage-backed U.S. government agencies	—	—	—	—	5,292	2.53	197,652	3.72
State and political subdivision obligations	—	—	—	—	2,948	2.49	648	2.23
Corporate debt securities	4,990	5.15	7,190	4.32	20,250	4.42	—	—
	$10,466	4.28%	$21,414	3.05%	$30,297	3.84%	$198,300	3.71%
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$8,100	3.07%	$99,111	1.88%	$134,730	2.10%	$—	—%
Mortgage-backed U.S. government agencies	—	—	1,937	2.97	4,865	2.80	30,791	2.01
State and political subdivision obligations	9,457	2.39	37,111	2.45	15,010	2.27	15,884	2.59
Corporate debt securities	2,006	3.89	3,995	3.18	19,450	4.10	—	—
	$19,563	2.83%	$142,154	2.08%	$174,055	2.36%	$46,675	2.21%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Loans, net of unearned income
The following table presents the ending balance of loans outstanding, by type, as of December 31:

	2024		2023		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,251,010	28.1%	$1,149,553	27.0%	$101,457	8.8%
CRE Owner Occupied	624,007	14.0	629,904	14.8	(5,897)	(0.9)
Multifamily	412,900	9.3	309,059	7.3	103,841	33.6
Farmland	224,709	5.1	212,690	5.0	12,019	5.7
Total Commercial Real Estate	2,512,626	56.5	2,301,206	54.1	211,420	9.2
Commercial and industrial	705,392	15.9	675,079	15.9	30,313	4.5
Construction
Residential Construction	99,399	2.2	92,843	2.2	6,556	7.1
Other Construction	326,171	7.3	362,624	8.5	(36,453)	(10.1)
Total Construction	425,570	9.5	455,467	10.7	(29,897)	(6.6)
Residential mortgage
1-4 Family 1st Lien	313,592	7.1	339,142	8.0	(25,550)	(7.5)
1-4 Family Rental	336,636	7.6	341,937	8.0	(5,301)	(1.6)
HELOC and Junior Liens	140,392	3.2	132,795	3.1	7,597	5.7
Total Residential Mortgage	790,620	17.9	813,874	19.1	(23,254)	(2.9)
Consumer	8,862	0.2	7,166	0.2	1,696	23.7
	$4,443,070	100.0%	$4,252,792	100.0%	$190,278	4.5%
Total loans, net of unearned income, as of December 31, 2024 were $4.4 billion compared to $4.3 billion as of December 31, 2023, an increase of $190.3 million.
The majority of the Bank's loan portfolio is to businesses and individuals located within the Bank's primary market area of the Pennsylvania counties of Berks, Blair, Bucks, Chester, Clearfield, Cumberland, Dauphin, Fayette, Huntingdon, Lancaster, Lehigh, Luzerne, Montgomery, Perry, Schuylkill and Westmoreland, along with Middlesex and Monmouth counties of New Jersey. Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved. Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured. Residential real estate loans are secured by liens on the residential property. Consumer loans include installment loans, lines of credit and home equity loans. The Bank has no significant concentration of credit to any one borrower. The Bank’s highest concentration of credit by loan type is in commercial real estate.
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
The following table represents the Commercial Real Estate portfolio by property type along with the weighted average loan to value as of December 31, 2024:

(Dollars in thousands)	December 31, 2024			December 31, 2023
Commercial Real Estate	Balance	% of portfolio	Weighted Average LTV (2)	Balance	% of portfolio	Weighted Average LTV (2)
Owner Occupied (1)	$624,007	24.8%	N/A	$629,904	27.5%	N/A
Farmland (1)	224,709	8.9	N/A	212,690	9.2	N/A
Multifamily	412,900	16.4	63.8	309,059	13.4	58.9
Non Owner Occupied
Retail	426,171	17.0	60.3	414,485	18.0	51.0
Office	296,468	11.8	63.2	301,810	13.1	64.4
Industrial	161,683	6.4	53.2	156,075	6.8	49.3
Hospitality	152,060	6.1	51.2	137,718	6.0	49.4
Flex	44,187	1.8	44.2	39,374	1.7	56.0
Mobile Home Park	17,748	0.7	67.7	21,298	0.9	68.4
Health Care	14,511	0.6	55.3	15,618	0.7	54.6
Other Property Types	138,182	5.5	64.1	63,175	2.7	43.2
Total Commercial Real Estate	$2,512,626	100.0%	59.9%	$2,301,206	100.0%	55.4%
(1) LTV not available for Owner Occupied and Farmland properties.
(2) Weighted average Loan to Value is calculated based on estimated current market values of the properties.
Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In Thousands)
As of December 31, 2024	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate
CRE Nonowner Occupied	$59,218	$402,110	$499,042	$290,640	$1,251,010
CRE Owner Occupied	24,643	66,949	258,018	274,397	624,007
Multifamily	43,742	157,530	107,420	104,208	412,900
Farmland	648	8,603	61,388	154,070	224,709
Total Commercial real estate	128,251	635,192	925,868	823,315	2,512,626
Commercial and industrial	28,535	335,077	105,795	235,985	705,392
Construction
Residential Construction	61,942	24,436	11,742	1,279	99,399
Other Construction	148,374	138,126	17,267	22,404	326,171
Total Construction	210,316	162,562	29,009	23,683	425,570
Residential mortgage
1-4 Family 1st Lien	4,749	26,252	80,764	201,827	313,592
1-4 Family Rental	10,733	54,091	99,131	172,681	336,636
HELOC and Junior Liens	8,956	14,778	34,165	82,493	140,392
Total Residential Mortgage	24,438	95,121	214,060	457,001	790,620
Consumer	2,698	1,805	1,404	2,955	8,862
Total loans held in portfolio	$394,238	$1,229,757	$1,276,136	$1,542,939	$4,443,070

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Fixed interest rates:
Commercial real estate
CRE Nonowner Occupied	$48,354	$206,561	$73,775	$9,349	$338,039
CRE Owner Occupied	17,627	46,818	21,985	2,054	88,484
Multifamily	37,898	84,222	6,755	—	128,875
Farmland	483	7,422	6,620	56	14,581
Total Commercial real estate	104,362	345,023	109,135	11,459	569,979
Commercial and industrial	15,481	203,308	20,008	11,207	250,004
Construction
Residential Construction	25,215	7,324	315	—	32,854
Other Construction	24,555	37,269	1,094	808	63,726
Total Construction	49,770	44,593	1,409	808	96,580
Residential mortgage
1-4 Family 1st Lien	4,713	21,152	50,657	132,028	208,550
1-4 Family Rental	7,395	49,140	4,893	8,532	69,960
HELOC and Junior Liens	454	6,665	23,972	2,400	33,491
Total Residential Mortgage	12,562	76,957	79,522	142,960	312,001
Consumer	1,409	1,782	1,404	503	5,098
Total fixed interest rates	$183,584	$671,663	$211,478	$166,937	$1,233,662

Floating interest rates:
Commercial real estate
CRE Nonowner Occupied	$10,864	$195,549	$425,267	$281,291	$912,971
CRE Owner Occupied	7,016	20,131	236,033	272,343	535,523
Multifamily	5,843	73,309	100,665	104,208	284,025
Farmland	165	1,180	54,769	154,014	210,128
Total Commercial real estate	23,888	290,169	816,734	811,856	1,942,647
Commercial and industrial	13,054	131,768	85,787	224,779	455,388
Construction
Residential Construction	36,727	17,113	11,426	1,279	66,545
Other Construction	123,819	100,856	16,173	21,597	262,445
Total Construction	160,546	117,969	27,599	22,876	328,990
Residential mortgage
1-4 Family 1st Lien	36	5,100	30,107	69,799	105,042
1-4 Family Rental	3,338	4,951	94,238	164,149	266,676
HELOC and Junior Liens	8,502	8,114	10,193	80,092	106,901
Total Residential Mortgage	11,876	18,165	134,538	314,040	478,619
Consumer	1,290	23	—	2,451	3,764
Total floating interest rates	210,654	558,094	1,064,658	1,376,002	3,209,408
Total fixed and floating interest rates	$394,238	$1,229,757	$1,276,136	$1,542,939	$4,443,070
Credit Quality, Credit Risk, and Allowance for Credit Losses
Mid Penn adopted FASB ASC 326, in accordance with the amendments of FASB ASU 2016-13, effective January 1, 2023. The guidance in FASB ASC 326 replaced Mid Penn’s previous incurred loss methodology with a methodology that reflects the current expected credit losses and requires consideration of a broader range of reasonable and supportable information

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
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
The following table represents the allowance for credit loss as a percentage of total loans:

(In Thousands)
As of December 31, 2024	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial real estate
CRE Nonowner Occupied	$11,047	$1,251,010	28.1%	0.9%
CRE Owner Occupied	5,243	624,007	14.0	0.8
Multifamily	3,432	412,900	9.3	0.8
Farmland	1,932	224,709	5.1	0.9
Total Commercial real estate	21,654	2,512,626	56.5	0.9
Commercial and industrial	7,122	705,392	15.9	1.0
Construction
Residential Construction	931	99,399	2.2	0.9
Other Construction	2,131	326,171	7.3	0.7
Total Construction	3,062	425,570	9.5	0.7
Residential mortgage
1-4 Family 1st Lien	1,503	313,592	7.1	0.5
1-4 Family Rental	1,756	336,636	7.6	0.5
HELOC and Junior Liens	392	140,392	3.2	0.3
Total Residential mortgage	3,651	790,620	17.9	0.5
Consumer	25	8,862	0.2	0.3
Total	$35,514	$4,443,070	100.0%	0.8%
For a complete description of Mid Penn’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see "Note 4 – Loans and Allowance for Credit Losses – Loans" included in Part I. Item 1. – Financial Statements of this report.
Upon the adoption of FASB ASC 326 on January 1, 2023, Mid Penn recorded an overall increase of $15.0 million to the ACL on January 1, 2023 as a result of the adoption of CECL. Retained earnings decreased $11.5 million and deferred tax assets increased by $3.1 million. Included in the $15.0 million increase to the ACL was $3.1 million for certain OBS credit exposures that were previously recognized in other liabilities before the adoption of CECL. The ACL and the related PCL for the year ended December 31, 2022 reflects Mid Penn’s application of the incurred loss method for estimating credit losses.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

The following table represents non-performing assets as of:

	December 31,
(Dollars in thousands)	2024	2023	2022
Non-performing Assets:
Total non-accrual loans	$22,610	$14,216	$8,585

Foreclosed real estate	44	293	43
Total non-performing assets	22,654	14,509	8,628

Accruing loans 90 days or more past due	—	—	654
Total risk elements	$22,654	$14,509	$9,282

Non-accrual loans as a percentage of total loans outstanding	0.51%	0.33%	0.24%

Non-performing assets as a percentage of total loans outstanding and foreclosed real estate	0.51%	0.34%	0.25%

Allowance for credit losses as a percentage of total loans	0.80%	0.80%	0.54%

Ratio of ACL to non-performing loans	157.07%	240.48%	220.82%
Total nonperforming assets were $22.7 million at December 31, 2024, an increase compared to nonperforming assets of $14.5 million at December 31, 2023. The increase since December 31, 2023 was primarily the result of the addition of two commercial loans with a combined balance of $3.0 million, and two commercial real estate loans with a combined balance of $2.3 million being placed on nonaccrual in the fourth quarter of 2024.

Deposits and Other Funding Sources
Mid Penn's primary source of funds are retail deposits from businesses, public funds depositors, and consumers in its market area. For the year ended December 31, 2024, deposits totaled $4.7 billion, an increase of $343.7 million, or 7.9%, compared to $4.3 billion as of December 31, 2023.

Average balances and average interest rates applicable to deposits by major classification for the years ended December 31:

	2024		2023		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	$	%
Noninterest-bearing demand deposits	$780,538	0.00%	$800,582	0.00%	$(20,044)	(2.50)%
Interest-bearing demand deposits	1,001,813	1.90	950,326	1.46	51,487	5.42
Money market	913,311	2.91	926,034	2.31	(12,723)	(1.37)
Savings	275,692	0.09	312,053	0.07	(36,361)	(11.65)
Time	1,541,654	4.57	1,116,552	3.92	425,102	38.07
	$4,513,008	2.58%	$4,105,547	1.93%	$407,461	9.92%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
As of December 31, 2024, uninsured deposits were approximately $1.4 billion compared to $1.2 billion as of December 31, 2023. The maturities of the uninsured time deposits as of December 31, 2024 were as follows:

(In thousands)	2024
Three months or less	$183,138
Over three months to six months	89,493
Over six months to twelve months	72,526
Over twelve months	15,552
$360,709
Short-term borrowings as of December 31, 2024 totaled $2.0 million, compared to $241.5 million as of December 31, 2023, and consisted of $2.0 million of FHLB overnight borrowings. As of December 31, 2024, the Bank had long-term debt outstanding in the amount of $23.6 million compared to $59.0 million as of December 31, 2023.
Subordinated debt and trust preferred securities totaled $45.7 million as of December 31, 2024 compared to $46.4 million as of December 31, 2023. There were no redemptions of subordinated debt in 2024. In April 2023, Mid Penn redeemed $10.0 million subordinated debt issued in December of 2017. See "Note 11 - Subordinated Debt and Trust Preferred Securities", within Item 8, Notes to Consolidated Financial Statements.
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
Shareholders’ equity increased $112.7 million, or 20.8%, to $655.0 million as of December 31, 2024 from $542.4 million as of December 31, 2023, primarily as result of completion of the underwritten public offering of 2,375,000 shares of common stock in November 2024, and net income, partially offset by dividends declared of $13.8 million and share repurchases totaling $323 thousand.
Mid Penn maintained regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2024 and 2023, as follows:

	December 31, 2024	December 31, 2023	Regulatory Minimum for Capital Adequacy
Tier I Leverage Capital (to Average Assets)	9.98%	8.32%	4.00%
Common Equity Tier I (to Risk-Weighted Assets)	12.09	9.78	7.00
Tier I Risk-Based Capital (to Risk-Weighted Assets)	12.09	9.78	8.50
Total Risk-Based Capital (to Risk-Weighted Assets)	13.98%	11.69%	10.50%
As of December 31, 2024 and December 31, 2023, Mid Penn and the Bank met all capital adequacy requirements, and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
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
The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the year ended December 31, 2024 provided $51.4 million of cash, mainly due to net income. Cash used in investing activities during the year ended December 31, 2024 was $208.7 million, mainly the result of the net increase in loans. Cash provided by financing activities during the year ended December 31, 2024 totaled $131.2 million, primarily the result of an increase in net deposits.
Contractual Obligations
Mid Penn has substantial aggregate contractual obligations to make future cash payments as of December 31, 2024 as outlined below:

	Total	Payments Due by Period
(Dollars in thousands)		One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	$8,978	$2,361	$4,057	$1,943	$617
Finance lease obligation	3,992	260	520	535	2,677
Certificates of deposit	1,684,672	1,511,996	152,422	16,530	3,724
Long-term debt	20,586	344	20,241	1	—
Subordinated debt	45,741	—	—	—	45,741
	$1,763,969	$1,514,961	$177,240	$19,009	$52,759
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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
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
Off-Balance Sheet Risk
Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures. As of December 31, 2024, commitments to extend credit amounted to $1.2 billion compared to $1.5 billion as of December 31, 2023.
Mid Penn also issues standby letters of credit to its customers. The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers. Standby letters of credit increased to $64.3 million at December 31, 2024, from $62.2 million at December 31, 2023.
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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased by 100, 200, 300, and 400 bp and decreased by 100, 200, 300, and 400 bp. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At December 31, 2024, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

The following table reflects the effect of hypothetical changes in interest rates:

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
400	9.0%	≥ -25%
300	6.8%	≥ -20%
200	4.6%	≥ -15%
100	2.4%	≥ -10%
(100)	(2.3)%	≥ -10%
(200)	(4.7)%	≥ -15%
(300)	(7.2)%	≥ -20%
(400)	(8.2)%	≥ -25%

MID PENN BANCORP, INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

MID PENN BANCORP, INC.
Management Report on Internal Controls Over Financial Reporting
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2024, the Corporation’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Corporation’s internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Rory G. Ritrievi	/s/ Justin T. Webb
Rory G. Ritrievi	Justin T. Webb
President and	Chief Financial Officer
Chief Executive Officer	March 13, 2025
March 13, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid Penn Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans – Adjustments to Historical Losses
As described in Note 1 and Note 4 of the financial statements, the Company’s allowance for credit losses (ACL) on loans is established through a provision for credit losses on loans and represents management’s estimate of all expected credit losses over the expected contractual life of the Company’s loan portfolio. The methodology for estimating the amount of expected credit losses reported in the ACL on loans has two basic components: a collective, or pooled, component for estimated expected credit losses for pools of loans that share similar risk characteristics, and an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. In estimating the ACL on loans for the collective component, loans are segregated into loan pools based on loan purpose codes and similar risk characteristics. The ACL on loans as of December 31, 2024 was $35.5 million, which consists of an ACL on loans collectively evaluated for credit losses of $34.1 million and an ACL on loans individually evaluated for credit losses of $1.4 million.

The Company estimates the collective ACL on loans utilizing a discounted cash flow (DCF) methodology applied to portfolio segments and their loan pools segregated by similar risk characteristics. The Company’s DCF methodology adjusts loan level contractual cash flows for probability of default and loss given default and prepayment and curtailment rate assumptions to calculate expected future cash flows. A correlation between the selected macroeconomic indicators of national unemployment rate and GDP and historic loss levels, adjusted to include representative peer group loss experience, was developed to predict loss expectations based on current economic conditions and a reasonable and supportable forecast period. At the end of the reasonable and supportable forecast period, the Company reverts to the long-term mean of the macroeconomic indicator. For the December 31, 2024 ACL on loans, the Company determined that reasonable and supportable forecasts could be made for a 12-month period and used a reversion period of four quarters reverting to the historical mean on a straight-line basis. The Company also calculates a qualitative portion of the ACL, which is based on general economic conditions and other internal and external factors affecting Mid Penn’s loan portfolio. At December 31, 2024, qualitative factors considered for the ACL on loans included concentrations of credit, lending process, and peer group divergence.

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

Goodwill Impairment – Fair Value of Reporting Unit
As described in Note 1 and Note 6 of the financial statements, the Company’s goodwill balance was $128.2 million as of December 31, 2024. Goodwill is tested annually for impairment, or at interim periods if certain events occur which may indicate the fair value of the reporting unit has fallen below its carrying amount, by comparing the estimated fair value of Company’s single reporting unit to its carrying value. The Company estimates the fair value of its single reporting unit through multiple valuation techniques, including a public company market change of control approach and a peer group change of control approach. Significant judgment is required to estimate the fair value of the Company’s single reporting unit including the evaluation of current market data as well as the selection of a control premium.

We identified the Company’s annual goodwill impairment test as a critical audit matter due to the complexity of the analysis and certain significant assumptions made by management in estimating the fair value of the Company’s reporting unit such as the determination of a reasonable control premium and the identification of peer public companies. Auditing management’s assumptions required a high degree of auditor judgement, subjectivity, and increased audit effort, including the use of internal valuation specialists, due to the impact these assumptions could have on the accounting estimate.

Our audit procedures related to the Company’s annual goodwill impairment test included the following, among others:

•We obtained an understanding of the relevant controls related to management’s annual test of goodwill for impairment and tested such controls for design and operating effectiveness, including controls over management’s preparation of the significant assumptions such as the control premium.

•We tested the completeness and accuracy of the underlying data used by management in the fair value estimate by agreeing Company financial data to internal Company records.
•We utilized internal valuation specialists who assisted in the following, among others:
◦Evaluating the completeness and accuracy of the market data used in management’s calculation of the control premium by comparing such market data to independently sourced information.
◦Evaluating the comparability of the Company to the peer public companies identified by management through consideration of size, location, and recent results of operations, among other factors.
◦Evaluating the appropriateness of the valuation models used in management’s analysis and comparing management’s selected control premium to publicly available market data.

We have served as the Company's auditor since 2020.

/s/ RSM US LLP

Philadelphia, Pennsylvania
March 13, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid Penn Bancorp, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Mid Penn Bancorp, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 13, 2025 expressed an unqualified opinion.

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

/s/ RSM US LLP

Philadelphia, Pennsylvania
March 13, 2025

MID PENN BANCORP, INC.	Consolidated Balance Sheets

(In thousands, except per share data)	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$37,002	$45,435
Interest-bearing balances with other financial institutions	14,490	34,668
Federal funds sold	19,072	16,660
Total cash and cash equivalents	70,564	96,763
Investment securities:
Held to maturity, at amortized cost (fair value $340,648 and $357,521)	382,447	399,128
AFS, at fair value (amortized cost $284,770 and $245,886)	260,477	223,555
Equity securities, at fair value	428	438
Loans held for sale, at fair value	7,064	3,855
Loans, net of unearned income	4,443,070	4,252,792
Less: ACL - Loans	(35,514)	(34,187)
Net loans	4,407,556	4,218,605

Premises and equipment, net	38,806	36,909
Operating lease right of use asset	7,699	8,953
Finance lease right of use asset	2,548	2,727
Cash surrender value of life insurance	51,521	54,497
Restricted investment in bank stocks	7,461	16,768
Accrued interest receivable	26,846	25,820
Deferred income taxes	22,747	24,146
Goodwill	128,160	127,031
Core deposit and other intangibles, net	6,242	6,479
Foreclosed assets held for sale	44	293
Other assets	50,326	44,825
Total Assets	$5,470,936	$5,290,792

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$759,169	$801,312
Interest-bearing transaction accounts	2,319,753	2,086,450
Time	1,611,005	1,458,450
Total Deposits	4,689,927	4,346,212

Short-term borrowings	2,000	241,532
Long-term debt	23,603	59,003
Subordinated debt	45,741	46,354
Operating lease liability	8,092	9,285
Accrued interest payable	13,484	14,257
Other liabilities	33,071	31,799
Total Liabilities	4,815,918	4,748,442

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized; 19,796,519 issued at December 31, 2024 and 16,998,929 at December 31, 2023; 19,355,797 outstanding at December 31, 2024 and 16,573,707 at December 31, 2023	19,797	16,999
Additional paid-in capital	480,491	405,725
Retained earnings	181,597	145,982
Accumulated other comprehensive loss	(16,825)	(16,637)
Treasury Stock, at cost; 440,722 and 425,222 shares at December 31, 2024 and December 31, 2023	(10,042)	(9,719)
Total Shareholders’ Equity	655,018	542,350
Total Liabilities and Shareholders' Equity	$5,470,936	$5,290,792
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income

	Years Ended December 31,
(In thousands, except per share data)	2024	2023	2022
INTEREST INCOME
Loans, including fees	$265,522	$218,060	$150,256
Investment securities:
Taxable	16,542	16,005	11,952
Tax-exempt	1,464	1,540	1,497
Other interest-bearing balances	1,127	361	69
Federal funds sold	1,928	373	1,826
Total Interest Income	286,583	236,339	165,600
INTEREST EXPENSE
Deposits	116,320	79,295	14,144
Short-term borrowings	10,575	7,087	441
Long-term and subordinated debt	3,017	2,984	3,182
Total Interest Expense	129,912	89,366	17,767
Net Interest Income	156,671	146,973	147,833
Provision for credit losses - loans	2,144	3,295	4,300
(Benefit)/Provision for credit losses - CCL	(628)	404	—
Net Interest Income After Provision for Credit Losses	155,155	143,274	143,533
NONINTEREST INCOME
Fiduciary and wealth management	4,680	5,059	5,071
ATM debit card interchange	3,851	4,019	4,362
Service charges on deposits	2,176	1,943	2,078
Mortgage banking	2,476	1,353	1,607
Mortgage hedging	10	324	1,471
Net gain on sales of SBA loans	347	571	262
Earnings from cash surrender value of life insurance	1,141	1,112	1,013
Other	7,812	5,627	7,793
Total Noninterest Income	22,493	20,008	23,657
NONINTEREST EXPENSE
Salaries and employee benefits	64,098	59,345	52,601
Software licensing and utilization	9,300	7,927	7,524
Occupancy, net	7,571	7,349	6,900
Equipment	4,928	5,121	4,493
Shares tax	2,350	2,713	2,786
Legal and professional fees	4,306	2,945	2,761
ATM/card processing	2,284	2,108	2,139
Intangible amortization	1,784	1,780	2,012
FDIC Assessment	4,170	3,500	1,594
Loss (Gain) on sale of foreclosed assets, net	80	(144)	(133)
Merger and acquisition	545	5,544	294
Post-acquisition restructuring	—	2,952	329
Other	16,200	17,448	16,543
Total Noninterest Expense	117,616	118,588	99,843
INCOME BEFORE PROVISION FOR INCOME TAXES	60,032	44,694	67,347
Provision for income taxes	10,595	7,297	12,541
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$49,437	$37,397	$54,806

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$2.90	$2.29	$3.44
Diluted Earnings Per Common Share	$2.90	$2.29	$3.44
Weighted-average basic shares outstanding	17,026,240	16,319,006	15,912,877
Weighted-average diluted shares outstanding	17,070,862	16,350,963	15,934,635
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In Thousands)	2024	2023	2022
Net income	$49,437	$37,397	$54,806

Other comprehensive (loss)/income:

Unrealized (losses)/gains arising during the period on available for sale securities, net of income tax.	(1,550)	1,988	(19,072)

Unrealized holding gains arising during the period on interest rate derivatives used in cash flow hedges, net of income tax.	665	820	—

Change in defined benefit plans, net of income tax. (1)	723	(212)	(294)

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax. (2)	(26)	(17)	(8)

Total other comprehensive (loss)/income	(188)	2,579	(19,374)

Total comprehensive income	$49,249	$39,976	$35,432
(1)The change in defined benefit plans consists primarily of unrecognized actuarial (losses) gains on defined benefit plans during the period.
(2)The reclassification adjustment for defined benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. Amounts are included in other income on the Consolidated Statements of Income within the total noninterest income. See "Note 14 - Postretirement Benefit Plans", to the Consolidated Financial Statements for more information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2022	16,056,282	$16,056	$384,742	$91,043	$158	$(1,923)	$490,076

Net income	—	—	—	54,806	—	—	54,806
Total other comprehensive loss, net of taxes	—	—	—	—	(19,374)	—	(19,374)
Common stock cash dividends declared - $0.80 per share	—	—	—	(12,735)	—	—	(12,735)
Riverview restricted stock (1)	—	—	776	—	—	—	776
Repurchased stock (109,891 shares)	—	—	—	—	—	(2,957)	(2,957)
Employee Stock Purchase Plan	7,152	7	193	—	—	—	200
Director Stock Purchase Plan	5,876	6	159	—	—	—	165
Restricted stock activity	25,176	25	1,117	—	—	—	1,142
Balance, December 31, 2022	16,094,486	$16,094	$386,987	$133,114	$(19,216)	$(4,880)	$512,099

Net income	—	$—	$—	$37,397	$—	$—	$37,397
Total other comprehensive income, net of taxes	—	—	—	—	2,579	—	2,579
Common stock cash dividends declared - $0.80 per share	—	—	—	(12,981)	—	—	(12,981)
Common stock issued to Brunswick shareholders (2)	849,510	850	17,245	—	—	—	18,095
Impact of adopting CECL (3)	—	—	—	(11,548)	—	—	(11,548)
Repurchased stock (216,879 shares) (4)	—	—	(37)	—	—	(4,839)	(4,876)
Employee Stock Purchase Plan	13,459	13	290	—	—	—	303
Director Stock Purchase Plan	7,884	8	171	—	—	—	179
Restricted stock activity	33,590	34	1,069	—	—	—	1,103
Balance, December 31, 2023	16,998,929	$16,999	$405,725	$145,982	$(16,637)	$(9,719)	$542,350

Net income	—	$—	$—	$49,437	$—	$—	$49,437
Total other comprehensive loss, net of taxes	—	—	—	—	(188)	—	(188)
Common stock cash dividends declared - $0.80 per share	—	—	—	(13,822)	—	—	(13,822)
Common stock issuance (5)	2,731,250	2,731	73,225	—	—	—	75,956
Repurchased stock (15,500 shares) (4)	—	—	—	—	—	(323)	(323)
Employee Stock Purchase Plan	19,829	20	418	—	—	—	438
Director Stock Purchase Plan	5,072	5	118	—	—	—	123
Restricted stock activity	41,439	42	1,005	—	—	—	1,047
Balance, December 31, 2024	19,796,519	$19,797	$480,491	$181,597	$(16,825)	$(10,042)	$655,018
(1)Additionally, 2,500 shares of restricted stock were paid out in cash resulting in $776 thousand of cash consideration relating to stock awards.
(2)Shares issued as a result of the acquisition of Brunswick Bancorp ("Brunswick"). See "Note 2 - Business Combinations", to the Consolidated Financial Statements for more information.
(3)The Corporation adopted ASC 326, Financial Instruments - Credit Losses, effective January 1, 2023. See "Note 1 - Summary of Significant Accounting Policies" for further details.
(4)Includes tax effects of repurchased stock.
(5)Shares issued as a result of the underwritten public offering of 2,375,000 shares of common stock at a price of $29.50 per share on November 4, 2024.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(In thousands)	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net Income	$49,437	$37,397	54,806
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,516	3,699	4,300
Depreciation	4,866	4,900	4,283
Amortization of intangibles	1,784	1,780	2,012
Net amortization of security discounts/premiums	397	472	729
Noncash operating lease expense	2,184	1,945	1,755
Amortization of finance lease right of use asset	179	180	180
Earnings on cash surrender value of life insurance	(1,141)	(1,112)	(1,013)
Mortgage loans originated for sale	(113,741)	(82,714)	(138,611)
Proceeds from sales of mortgage loans originated for sale	113,008	82,687	149,257
Gain on sale of mortgage loans	(2,476)	(1,353)	(1,607)
SBA loans originated for sale	(4,603)	(11,211)	(5,310)
Proceeds from sales of SBA loans originated for sale	4,951	10,640	5,571
Gain on sale of SBA loans	(347)	(571)	(262)
(Loss)/Gain on sale of property, plant, and equipment	(10)	—	938
Loss/(Gain) on sale or write-down of foreclosed assets	80	(144)	(133)
Write-off of bank premises and equipment held for sale	—	—	705
Accretion of subordinated debt	(613)	(587)	(555)
Stock compensation expense	1,047	1,103	1,142
Change in deferred income tax cost/(benefit)	1,516	(1,551)	2,262
Fair value adjustment on equity investments	—	—	70
Increase accrued interest receivable	(1,026)	(6,244)	(7,080)
(Increase)/Decrease in other assets	(4,988)	9,736	(13,261)
(Decrease)/Increase in accrued interest payable	(773)	10,043	510
Decrease in operating lease liability	(2,123)	(2,540)	(3,136)
Increase/(Decrease) in other liabilities	2,264	(4,214)	2,439
Net Cash Provided By Operating Activities	51,388	52,341	59,991

Investing Activities:
Proceeds from the sale of available-for-sale securities	—	1,751	—
Proceeds from the maturity or call of available-for-sale securities	33,756	16,611	14,574
Purchases of available-for-sale securities	(72,712)	—	(213,976)
Proceeds from the maturity or call of held-to-maturity securities	16,356	10,490	14,942
Purchases of held-to-maturity securities	—	—	(85,664)
Stock dividends of FHLB and other bank stock	1,288	864	289
Reduction (Purchases) of restricted investment in bank stock	8,019	(9,317)	530
Net cash (paid)/received from acquisition	(2,676)	1,068	(901)
Net increase in loans	(190,658)	(424,939)	(411,800)
Purchases of bank premises and equipment	(6,916)	(2,770)	(4,249)
Proceeds from the sale of premises and equipment	163	—	220
Proceeds from the sale of foreclosed assets	359	1,256	242
Proceeds from bank-owned life insurance	6,683	774	—
Gain on bank-owned life insurance	(2,566)	(125)	—
Net change in investments in tax credits and other partnerships	162	(4,588)	—
Net cash paid on branch sale	—	—	(18,918)
Net Cash Used in Investing Activities	(208,742)	(408,925)	(704,711)

Financing Activities:
Net increase/(Decrease) in deposits	343,715	286,498	(202,607)

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

Proceeds from long-term debt	—	25,000	—
Common stock dividends paid	(13,822)	(12,981)	(12,735)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	561	482	364
Proceeds from public offering of common stock	75,956	—	—
Treasury stock purchased	(323)	(4,876)	(2,957)
Riverview restricted stock (1)	—	—	776
Net change in finance lease liability	(134)	(93)	(90)
Net change in short-term borrowings	(239,532)	138,885	102,647
Long-term debt repayment	(35,266)	(30,449)	(76,771)
Subordinated debt redemption and trust preferred securities	—	(10,000)	(16,778)
Net Cash Provided by Financing Activities	131,155	392,466	(208,151)

Net increase/(decrease) in cash and cash equivalents	(26,199)	35,882	(852,871)
Cash and cash equivalents, beginning of period	96,763	60,881	913,752
Cash and cash equivalents, end of period	$70,564	$96,763	$60,881

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$130,685	$77,413	$17,255
Cash paid for income taxes	853	7,965	7,552

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$930	$2,100	$—
Recognition of operating lease liabilities	930	2,100	1,498
Obsolete Riverview asset write-off	—	—	705
Loans transferred to foreclosed assets held for sale	164	1,362	152
Carrying value of assets sold in branch sale	—	—	2,159
Liabilities assigned in branch sale	—	—	21,076
Fair value of assets acquired in business combination, excluding cash (1)(2)	1,547	362,070	—
Goodwill recorded (1)(2)	1,129	12,800	—
Liabilities assumed in business combination (2)	—	345,043	—
Stock issued in business combination (3)	—	18,095	—
(1)Includes the impact of the Insurance Acquisition on July 31, 2024. See "Note 2 - Business Combinations" to the Consolidated Financial Statement for additional information.
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

MID PENN BANCORP, INC.
Notes to Consolidated Financial Statements
Note 1 -     Summary of Significant Accounting Policies
Nature of Operations
Mid Penn Bancorp, Inc. ("Mid Penn" or the "Corporation"), through operations conducted by Mid Penn Bank (the "Bank") and its nonbank subsidiaries, engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government loans, and various types of time and demand deposits including but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit, and Individual Retirement Accounts ("IRA"). In addition, the Bank provides a full range of trust and wealth management services through its Trust Department. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.
Mid Penn also fulfills the insurance needs of both existing and potential customers through MPB Risk Services, LLC, doing business as MPB Insurance and Risk Management.
The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its retail banking offices located in throughout Pennsylvania and two counties in New Jersey.
Basis of Presentation
For all periods presented, the accompanying Consolidated Financial Statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and five wholly-owned nonbank subsidiaries, MPB Realty, LLC, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC (which ceased operating during the first quarter of 2024) and MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of December 31, 2024, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
For comparative purposes, the December 31, 2023 and December 31, 2022 balances have been reclassified, when necessary, to conform to the 2024 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature.
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2024 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.
The accounting and reporting policies of Mid Penn conform with accounting principles generally accepted in the United States ("GAAP") and to general practice within the financial industry. Following is a description of the more significant accounting policies.
Use of Estimates - The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.
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

MID PENN BANCORP, INC.
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
Restrictions on Cash and Due from Bank Accounts - The Bank is required by banking regulations to maintain certain minimum cash reserves. As of both December 31, 2024 and 2023, there was no cash reserve balances required to be maintained at the Federal Reserve Bank of Philadelphia because the Bank had sufficient vault cash available.
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
ASC 326, Financial Instruments-Credit Losses, was adopted by Mid Penn on January 1, 2023. ASC 326 introduced the CECL methodology for estimating allowances for credit losses. ASC 326 applies to all financial instruments carried at amortized cost, including HTM securities, and makes targeted improvements to the accounting for credit losses on AFS securities.
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

MID PENN BANCORP, INC.
Mid Penn will continuously monitor any changes in economic conditions, credit downgrades, changes to explicit or implicit guarantees granted to certain debt issuers, and any other relevant information that would indicate potential credit deterioration and prompt Mid Penn to reconsider its zero-credit loss assumption.
At the date of adoption, Mid Penn’s estimated allowance for credit losses on AFS and HTM securities under ASC 326 was deemed immaterial due to the composition of these portfolios. Both portfolios consist primarily of U.S. government agency guaranteed mortgage-backed securities for which the risk of loss is minimal. Therefore, Mid Penn did not recognize a cumulative effect adjustment through retained earnings related to the AFS and HTM securities.
AFS Securities
ASC 326, Financial Instruments-Credit Losses, made targeted improvements to the accounting for credit losses on AFS securities. The concept of other-than-temporarily impaired has been replaced with the allowance for credit losses. Unlike HTM securities, AFS securities are evaluated on an individual level and pooling of securities is not allowed.
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
•The securities that violate the credit loss triggers above would be subjected to additional analysis that may include, but are not limited to: changes in market interest rates, changes in securities credit ratings, security type, service area economic factors, financial performance of the issuer/or obligor of the underlying issue and third-party guarantee.
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
At December 31, 2024, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At December 31, 2024, accrued interest receivable totaled $1.2 million for AFS securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
HTM Securities
ASC 326, Financial Instruments-Credit Losses, requires institutions to measure expected credit losses on financial assets carried at amortized cost on a collective or pool basis when similar risks exist. Mid Penn uses several levels of segmentation in order to measure expected credit losses:
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
At December 31, 2024, Mid Penn’s HTM securities totaled $382.4 million. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Therefore, no reserve was recorded at December 31, 2024.

MID PENN BANCORP, INC.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At December 31, 2024, accrued interest receivable totaled $1.8 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
At December 31, 2024, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at December 31, 2024.
Equity Securities - The Corporation reports its equity securities with readily determinable fair values at fair value on the Consolidated Balance Sheet, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income. As of December 31, 2024 and 2023, Mid Penn’s equity securities consisted of Community Reinvestment Act funds totaling $428 thousand and $438 thousand, respectively. No equity securities were sold during the years ended December 31, 2024, 2023 and 2022.
Federal Home Loan Bank ("FHLB") and Atlantic Community Bankers' Bank ("ACBB") Stock - The Bank is a member of the FHLB and the ACBB and is required to maintain an investment in the stock of the FHLB and ACBB. No market exists for these stocks, and the Bank’s investment can be liquidated only through redemption by the FHLB or ACBB, at the discretion of and subject to conditions imposed by the FHLB and ACBB. Historically, FHLB and ACBB stock redemptions have been at cost (par value), which equals the Corporation’s carrying value. The Corporation monitors its investment in FHLB and ACBB stock for impairment through review of recent financial results of the FHLB and ACBB including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. The Corporation has not identified any indicators of impairment of FHLB or ACBB stock. During the years ended December 31, 2024, 2023, and 2022 dividends received from the FHLB totaled $1.3 million, $864 thousand, and $289 thousand respectively.
Investment in Limited Partnership - Mid Penn is a limited partner in a partnership that provides low-income housing in Enola, Pennsylvania. The carrying value of Mid Penn’s investment in the limited partnership was zero at December 31, 2024 and $15 thousand at December 31, 2023, net of amortization, using the proportional amortization method and is reported in other assets on the Consolidated Balance Sheets. Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.
Mid Penn also owns a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania. The total investment in this limited partnership, net of amortization, was $3.7 million and $4.5 million on December 31, 2024 and December 31, 2023, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet. All of the units qualified for Federal Low-Income Housing Tax Credits ("LIHTCs") as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment was $7.6 million, and the investment was fully funded within a three-year period beginning in 2020 and ending during the first quarter of 2021. The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period using the proportional amortization method which began upon commencement of operations of the facility in December 2021. The project was formally awarded $8.5 million in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2021 through November 2029. Mid Penn received low-income housing tax credits related to this project of $2.2 million for the tax year ended December 31, 2024, $1.3 million for the tax year ended December 31, 2023, and $853 thousand for the tax year ended December 31, 2022. Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.
Mid Penn is a limited partner in a partnership that provides low-income housing in Mechanicsburg, Pennsylvania. The total investment in this limited partnership, net of amortization, was $9.7 million at December 31, 2024 and $8.9 million at December 31, 2023, respectively, and was included in other assets on the Consolidated Balance Sheet. All of the units qualified for Federal Low-Income Housing Tax Credits ("LIHTCs") as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. The investment in the limited partnership is being amortized over a ten-year period using the proportional amortization method which began upon commencement of operations of the facility in December 2023. The project was formally awarded $12.0 million in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2023 through November 2033. Mid Penn received low-income housing tax credits related to this project of $1.1 million for the tax year ended December 31, 2024, and zero for the tax year ended December 31, 2023, Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.

MID PENN BANCORP, INC.
Mid Penn also owns a limited partnership interest in a low-income housing project to construct/rehabilitate seventeen apartments and two commercial shops in Schuylkill County, Pennsylvania. The total investment in this limited partnership, net of amortization, was $3.1 million and $3.3 million on December 31, 2024 and December 31, 2023, respectively, and was included in the reported balance of other assets on the Consolidated Balance Sheet. All of the units qualified for Federal Low-Income Housing Tax Credits ("LIHTCs") as provided for in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment was $4.4 million, and the investment was fully funded within a three-year period beginning in 2020 and ending during the first quarter of 2023. The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a 10-year period using the proportional amortization method which began upon commencement of operations of the facility in 2023. The project was formally awarded $4.8 million in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2023 through November 2033. Mid Penn received low-income housing tax credits related to this project of $484 thousand for the tax years ended December 31, 2024, and 2023, respectively. Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.
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
The loan portfolio is segmented into commercial real estate loans, commercial and industrial loans, construction loans, residential mortgage loans, and consumer loans. Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to repay the loan through operating profitably and effectively growing its business. The Corporation’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the credit quality and cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee to add strength to the credit and reduce the risk on a transaction to an acceptable level; however, some short-term loans may be made on an unsecured basis to the most credit worthy borrowers.
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

MID PENN BANCORP, INC.
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
There were no loans acquired for the year ended December 31, 2024. Loans acquired in the Brunswick acquisition, included in the balance of loans, net of unearned interest, on the Consolidated Balance Sheets for December 31, 2023 totaled $324.5 million.
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
Allowance for Credit Losses - Mid Penn’s ACL - loans methodology is based upon guidance within FASB ASC Subtopic 326-20, as well as regulatory guidance from the FDIC, its primary federal regulator. The ACL - loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the loan portfolio is continuously monitored by management and is reflected within the ACL -

MID PENN BANCORP, INC.
loans. The ACL - loans is an estimate of expected losses inherent within Mid Penn’s existing loan portfolio. The ACL - loans is adjusted through the PCL and reduced by the charge off of loan amounts, net of recoveries.
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
Mid Penn estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Mid Penn uses a third-party software application to calculate the quantitative portion of the ACL using a methodology and assumptions specific to each loan pool. The qualitative portion of the allowance is based on general economic conditions and other internal and external factors affecting Mid Penn as a whole, as well as specific loans. Factors considered include the following: lending process, concentrations of credit, and peer group divergence. The quantitative and qualitative portions of the allowance are added together to determine the total ACL, which reflects management’s expectations of future conditions based on reasonable and supportable forecasts.
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

MID PENN BANCORP, INC.
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

MID PENN BANCORP, INC.
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
Bank Premises and Equipment Held For Sale - Bank premises and equipment designated as held for sale are included in Other Assets on the Balance Sheet, and are carried at the lower of cost or market value, and totaled $702 thousand and $974 thousand at December 31, 2024 and 2023, respectively. The $272 thousand decrease in balance at December 31, 2024 related to the sale of the Riverview Halifax building in 2024. As of December 31, 2024, one property remained for sale.
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
Bank-Owned Life Insurance ("BOLI") - Mid Penn is the owner and beneficiary of BOLI policies on current and former Mid Penn directors, as well as BOLI policies acquired through the Phoenix, First Priority, Riverview and Brunswick acquisitions covering certain former Miners Bank, First Priority, Riverview, and Brunswick employees. These policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable. Increases in the cash surrender value of these policies are included in noninterest income in the Consolidated Statements of Income. The Corporation's BOLI policies are invested in general account and hybrid account products that have been underwritten by highly-rated third party insurance carriers.
Mid Penn is also party to certain Split-Dollar Life Insurance Arrangements, and in accordance with GAAP, has accrued a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement, and a liability for the future death benefit.
Goodwill and Other Intangible Assets - Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of October 31 of each year. The Corporation has one reporting unit, community banking, which includes the Bank, the Corporation’s wholly-owned banking subsidiary. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we use the widely accepted valuation techniques, including the public company market change of control approach and the peer group change of control approach, to determine the fair valuation of the reporting unit. Both approaches include earnings and price-to-tangible book value multiples of comparable public companies, which are applied to the earnings and equity of the reporting unit. The projected tangible book value ("TBV") multiple serves as an indicator of whether the market price or perceived value of the Company's tangible assets exceeds its book value. In 2024, the company applied a control premium based on its review of observable transactions and comparable marketplace data. Several factors are considered, such as operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Bank did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 31, 2024.
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
Customer list intangibles are a measure of the inherent value of certain customer arrangements acquired in business combinations. The fair value of the customer list is based on the income approach which employs a present value analysis,

MID PENN BANCORP, INC.
which calculates the expected after-tax cash flow benefits of the net revenues generated by the acquired customers over the expected life of the acquired customers, discounted at a long-term market-oriented after-tax rate of return on investment. The value assigned to the acquired customers represents the future economic benefit from acquiring the customers (net of operating expenses). The customer list is amortized over a 10 to 20-year projection period, a sufficient time to capture the economic value of the customer list given an assumed customer attrition rate.
The Corporation evaluates such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable. If an impairment loss is determined to exist, the loss is reflected as an impairment charge in the Consolidated Statements of Income for the period in which such impairment is identified. No impairment charges were required for the years ended December 31, 2024, 2023, or 2022.
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

MID PENN BANCORP, INC.
and recognizing the overfunded and underfunded status of the plans on its Consolidated Balance Sheet. Gains and losses, prior service costs and credits are recognized in other comprehensive income (loss), net of tax, until they are amortized, or immediately upon curtailment.
Trust Assets and Income - Assets held by the Bank in a fiduciary or agency capacity for customers of the trust department of the Bank are not included in the Consolidated Financial Statements since such items are not assets of the Bank. Assets under management totaled $473.5 million as of December 31, 2024, Most trust income is recognized as earned, which is not materially different than if it were reported on the accrual basis.
Revenue Recognition - Mid Penn recognizes revenue when earned based upon contractual terms, as transactions occur, or as related services are provided, and collectability is reasonably assured. The largest source of revenue for Mid Penn is interest income. Noninterest income is earned from various banking and financial services that Mid Penn offers through its subsidiaries. In certain circumstances, noninterest income is reported net of associated expenses. Following is further detail on the various types of noninterest income Mid Penn earns and when it recognized:
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
ATM Debit Card Interchange Income - consists of interchange fees earned when Mid Penn’s debit cards are processed through card payments networks. The interchange fee is calculated as a percentage of the total electronic funds transfer ("EFT") transaction plus a per-transaction fee, which varies based on the type of card used, the method used to process the EFT transaction, and the type of business at which the transaction was processed. Revenue is recognized daily as transactions occur and interchange fees are subsequently processed. Payment for interchange activity is received primarily daily, while some fees are aggregated and payment is received in the following month.
Service Charges on Deposits - consist of cash management, overdraft, non-sufficient fund fees and other service charges on deposit accounts. Revenue is primarily transactional and recognized when earned, which is at the time the respective initiating transaction occurs, and the related service charge is subsequently processed. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to the customers’ accounts.
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

MID PENN BANCORP, INC.
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
The Corporation is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods. Management believes it is no longer subject to income tax examinations for years prior to 2021.
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

MID PENN BANCORP, INC.
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
Recent Accounting Pronouncements
Accounting Standards Adopted
On January 1, 2023, the Corporation adopted ASC 326, Financial Instruments - Credit Losses, which replaces the incurred loss methodology, and is referred to as CECL. The measurement of expected credit losses under CECL applies to financial assets measured at amortized cost, including loans and HTM debt securities. It also applies to OBS credit exposures (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with ASC Topic 842.

The Corporation adopted CECL using the modified retrospective method for all financial assets measured at amortized cost, net of investments in leases and OBS credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under CECL, while prior period results are reported in accordance with the previously applicable incurred

MID PENN BANCORP, INC.
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
The updates to the significant accounting policies related to CECL are further discussed in "Note 3 - Investment Securities", "Note 4 - Loans and Allowance for Credit Losses - Loans" and "Note 18 - Commitments and Contingencies".
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
Accounting Standards Pending Adoption
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
ASU 2023-09: The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

ASU 2023-09 amends the ASC to enhance income tax disclosures by requiring entities to disclose income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes. Additionally, entities are required to disclose amounts greater than 5% of the total income taxes paid to an individual jurisdiction The amendments are effective for annual periods beginning after December 15, 2024. ASU 2023-09 is not expected to have a significant impact on the Corporation's financial statements.

ASU 2024-01—The FASB issued ASU 2024-01, Compensation - Stock Compensation (Topic 718): Scope application of profits interest and similar awards.

The amendments in the ASU apply to all reporting entities that account for profits interest awards as compensation to employees or nonemployees in return for goods or services. The amendments are effective for annual periods beginning

MID PENN BANCORP, INC.
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

ASU 2024-03: The FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

The amendments in the ASU improve financial reporting by requiring that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 is not expected to have a significant impact on the Corporation's financial statements.

ASU 2024-04: The FASB issued ASU - 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments

The amendments in the ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in the ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU2020-06. ASU 2024-04 is not expected to have a significant impact on the Corporation's financial statements.

MID PENN BANCORP, INC.
Note 2 -    Business Combinations
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
Mid Penn incurred expenses related to the Commonwealth Benefits Group acquisition of $545 thousand for the year ended December 31, 2024, which is included in noninterest expense in the Consolidated Statements of Income.
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

MID PENN BANCORP, INC.
Note 3 -    Investment Securities
AFS Securities
At December 31, 2024, the fair value of AFS securities totaled $260.5 million. At December 31, 2024, no securities were identified that violated credit loss triggers; therefore, no DCF analysis was performed, and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At December 31, 2024, accrued interest receivable totaled $1.2 million for AFS securities, and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
HTM Securities
At December 31, 2024, Mid Penn’s HTM securities totaled $382.4 million. The Company primarily held highly rated HTM securities, including taxable and tax-exempt securities issued mainly by the U.S government, state governments, and political subdivisions. As of December 31, 2024, the majority of Mid Penn's HTM securities were rated as A1/BBB by Moody's and/or Standard & Poor's ratings services. Credit ratings of HTM securities, which are a key factor in estimating expected credit losses, are reviewed on a quarterly basis.
At December 31, 2024, there were no HTM securities that were past due 30 days or more as to principal or interest payments. Additionally, Mid Penn had no HTM securities classified as nonaccrual at December 31, 2024. Therefore, no allowance for credit losses was recorded as of December 31, 2024.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At December 31, 2024, accrued interest receivable totaled $1.8 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
The following tables set forth the amortized cost and estimated fair value of investment securities for the periods presented:

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$22,247	$—	$740	$21,507
Mortgage-backed U.S. government agencies	222,464	11	19,531	202,944
State and political subdivision obligations	4,309	—	713	3,596
Corporate debt securities	35,750	—	3,320	32,430
Total available-for-sale debt securities	$284,770	$11	$24,304	$260,477
Held-to-maturity
U.S. Treasury and U.S. government agencies	$241,941	$—	$28,133	$213,808
Mortgage-backed U.S. government agencies	37,593	—	5,508	32,085
State and political subdivision obligations	77,462	—	6,840	70,622
Corporate debt securities	25,451	—	1,318	24,133
Total held-to-maturity debt securities	382,447	—	41,799	340,648
Total	$667,217	$11	$66,103	$601,125

MID PENN BANCORP, INC.

	December 31, 2023
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$36,637	$—	$988	$35,649
Mortgage-backed U.S. government agencies	169,184	—	16,501	152,683
State and political subdivision obligations	4,332	—	686	3,646
Corporate debt securities	35,733	—	4,156	31,577
Total available-for-sale debt securities	$245,886	$—	$22,331	$223,555
Held-to-maturity
U.S. Treasury and U.S. government agencies	$245,805	$2	$28,676	$217,131
Mortgage-backed U.S. government agencies	43,818	—	5,523	38,295
State and political subdivision obligations	84,035	11	6,486	77,560
Corporate debt securities	25,470	—	935	24,535
Total held-to-maturity debt securities	399,128	13	41,620	357,521
Total	$645,014	$13	$63,951	$581,076
Estimated fair values of debt securities are based on quoted market prices, where applicable. If quoted market prices are not available, fair values are based on quoted market prices of instruments of a similar type, credit quality and structure, adjusted for differences between the quoted instruments and the instruments being valued. See "Note 13 - Fair Value Measurement," for additional information.
Investment securities having a fair value of $440.0 million at December 31, 2024, and $380.3 million at December 31, 2023, were pledged primarily to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $156.0 million as of December 31, 2024 and $153.5 million as of December 31, 2023.

MID PENN BANCORP, INC.
The following tables present gross unrealized losses and fair value of investments aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2024	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	12	$21,507	$740	12	$21,507	$740
Mortgage-backed U.S. government agencies	9	72,499	1,847	91	130,445	17,684	100	202,944	19,531
State and political subdivision obligations	—	—	—	8	3,596	713	8	3,596	713
Corporate debt securities	—	—	—	18	32,430	3,320	18	32,430	3,320
Total available-for-sale debt securities	9	$72,499	$1,847	129	$187,978	$22,457	138	$260,477	$24,304

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	143	$213,808	$28,133	143	$213,808	$28,133
Mortgage-backed U.S. government agencies	2	163	1	62	31,922	5,507	64	32,085	5,508
State and political subdivision obligations	8	3,176	30	169	67,446	6,810	177	70,622	6,840
Corporate debt securities	4	10,500	—	11	13,633	1,318	15	24,133	1,318
Total held-to-maturity debt securities	14	13,839	31	385	326,809	41,768	399	340,648	41,799
Total	23	$86,338	$1,878	514	$514,787	$64,225	537	$601,125	$66,103

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2023	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	19	$35,649	$988	19	$35,649	$988
Mortgage-backed U.S. government agencies	1	4,015	26	92	148,668	16,475	93	152,683	16,501
State and political subdivision obligations	—	—	—	8	3,646	686	8	3,646	686
Corporate debt securities	1	410	90	17	31,167	4,066	18	31,577	4,156
Total available-for-sale securities	2	$4,425	$116	136	$219,130	$22,215	138	$223,555	$22,331

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	1	$2,002	$—	144	$215,129	$28,676	145	$217,131	$28,676
Mortgage-backed U.S. government agencies	—	—	—	64	38,295	5,523	64	38,295	5,523
State and political subdivision obligations	25	8,729	63	170	68,831	6,423	195	77,560	6,486
Corporate debt securities	1	936	57	14	23,599	878	15	24,535	935
Total held to maturity securities	27	11,667	120	392	345,854	41,500	419	357,521	41,620
Total	29	$16,092	$236	528	$564,984	$63,715	557	$581,076	$63,951
At December 31, 2024 and 2023, the majority of the unrealized losses on securities in an unrealized loss position were attributable to U.S. Treasury and U.S. government agencies, and mortgage-backed U.S. government agencies.
Mid Penn had no securities considered by management to be credit related losses as of December 31, 2024 and December 31, 2023, and did not record any securities losses in the respective periods ended on these dates. Mid Penn does not consider the securities with unrealized losses on the respective dates to be credit related losses as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.
There were no gross realized gains and losses on the sale of AFS securities as of December 31, 2024.

MID PENN BANCORP, INC.
The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
December 31, 2024	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$10,503	$10,466	$19,563	$19,420
Due after 1 year but within 5 years	22,397	21,414	140,217	130,043
Due after 5 years but within 10 years	28,562	25,006	169,190	145,879
Due after 10 years	844	647	15,884	13,221
	62,306	57,533	344,854	308,563
Mortgage-backed securities	222,464	202,944	37,593	32,085
	$284,770	$260,477	$382,447	$340,648

MID PENN BANCORP, INC.
Note 4 -    Loans and Allowance for Credit Losses - Loans
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	December 31, 2024	December 31, 2023
Commercial real estate
CRE Nonowner Occupied	$1,251,010	$1,149,553
CRE Owner Occupied	624,007	629,904
Multifamily	412,900	309,059
Farmland	224,709	212,690
Total Commercial real estate	2,512,626	2,301,206
Commercial and industrial	705,392	675,079
Construction
Residential Construction	99,399	92,843
Other Construction	326,171	362,624
Total Construction	425,570	455,467
Residential mortgage
1-4 Family 1st Lien	313,592	339,142
1-4 Family Rental	336,636	341,937
HELOC and Junior Liens	140,392	132,795
Total Residential Mortgage	790,620	813,874
Consumer	8,862	7,166
Total loans	$4,443,070	$4,252,792

Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees were $3.8 million and $4.2 million as of December 31, 2024 and 2023, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. At December 31, 2024, accrued interest receivable for loans totaled $22.9 million with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
The Bank has granted loans to certain of its executive officers, directors, and their related interests. The aggregate amount of these loans was $13.8 million and $22.0 million at December 31, 2024 and 2023, respectively. During 2024, $924 thousand of new loans, advances and loans to new related parties were extended and repayments totaled $3.0 million. In addition, for the year ended December 31, 2024 there were $8.0 million of loans that were no longer extended to related parties. None of these loans were past due, in non-accrual status, or restructured at December 31, 2024.
Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of December 31, 2024 and December 31, 2023, are summarized as follows:

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2024
Commercial real estate
CRE Nonowner Occupied	$1,281	$1,515	$11,658	$14,454	$1,236,556	$1,251,010	$—
CRE Owner Occupied	39	51	262	352	623,655	624,007	—
Multifamily	—	—	—	—	412,900	412,900	—
Farmland	184	—	—	184	224,525	224,709	—
Total Commercial real estate	1,504	1,566	11,920	14,990	2,497,636	2,512,626	—
Commercial and industrial	74	3	794	871	704,521	705,392	—
Construction
Residential Construction	—	—	—	—	99,399	99,399	—
Other Construction	—	—	—	—	326,171	326,171	—
Total Construction	—	—	—	—	425,570	425,570	—
Residential mortgage
1-4 Family 1st Lien	2,853	220	516	3,589	310,003	313,592	—
1-4 Family Rental	374	7	137	518	336,118	336,636	—
HELOC and Junior Liens	724	209	2,157	3,090	137,302	140,392	—
Total Residential Mortgage	3,951	436	2,810	7,197	783,423	790,620	—
Consumer	20	—	—	20	8,842	8,862	—
Total	$5,549	$2,005	$15,524	$23,078	$4,419,992	$4,443,070	$—

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2023
Commercial real estate
CRE Nonowner Occupied	$3,339	$682	$2,115	$6,136	$1,143,417	$1,149,553	$—
CRE Owner Occupied	1,734	—	859	2,593	627,311	629,904	—
Multifamily	—	—	—	—	309,059	309,059	—
Farmland	—	—	—	—	212,690	212,690	—
Total Commercial real estate	5,073	682	2,974	8,729	2,292,477	2,301,206	—
Commercial and industrial	638	24	1,270	1,932	673,147	675,079	—
Construction
Residential Construction	—	270	303	573	92,270	92,843	—
Other Construction	—	—	2,256	2,256	360,368	362,624	—
Total Construction	—	270	2,559	2,829	452,638	455,467	—
Residential mortgage
1-4 Family 1st Lien	1,554	217	847	2,618	336,524	339,142	—
1-4 Family Rental	2,520	—	644	3,164	338,773	341,937	—
HELOC and Junior Liens	574	50	1,027	1,651	131,144	132,795	—
Total Residential Mortgage	4,648	267	2,518	7,433	806,441	813,874	—
Consumer	41	31	—	72	7,094	7,166	—
Total	$10,400	$1,274	$9,321	$20,995	$4,231,797	$4,252,792	$—

MID PENN BANCORP, INC.
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024				December 31, 2023
(In thousands)	With a Related Allowance		Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate
CRE Nonowner Occupied	$2,622		$11,153	$13,775	$361	$4,144	$4,505
CRE Owner Occupied	—		546	546	—	1,909	1,909
Multifamily	—		154	154	93	80	173
Farmland	—		—	—	—	—	—
Total Commercial real estate	2,622		11,853	14,475	454	6,133	6,587
Commercial and industrial	758		3,894	4,652	1,222	64	1,286
Construction
Residential Construction	—		—	—	—	303	303
Other Construction	—		—	—	—	2,256	2,256
Total Construction	—	—	—	—	—	2,559	2,559
Residential mortgage
1-4 Family 1st Lien	—		1,028	1,028	—	1,875	1,875
1-4 Family Rental	—		176	176	2	699	701
HELOC and Junior Liens	—		2,279	2,279	—	1,208	1,208
Total Residential Mortgage	—	—	3,483	3,483	2	3,782	3,784
Consumer	—		—	—	—	—	—
Total loans	$3,380		$19,230	$22,610	$1,678	$12,538	$14,216
The amount of interest income recognized on nonaccrual loans was approximately $128 thousand and $174 thousand during the three months ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the amount of interest income recognized on nonaccrual loans was approximately $584 thousand and $1.2 million, respectively.
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

MID PENN BANCORP, INC.
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

The following table presents risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2024	2023	2022	2021	2020	Prior		Total
CRE Nonowner Occupied
Pass	$85,501	$176,018	$343,072	$152,157	$130,650	$325,478	$11,732	$1,224,608
Special mention	—	—	—	—	—	3,105	—	3,105
Substandard or lower	—	1,515	1,260	—	3,281	17,241	—	23,297
Total CRE Nonowner Occupied	85,501	177,533	344,332	152,157	133,931	345,824	11,732	1,251,010
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	2	—	2
Net charge offs	—	—	—	—	—	2	—	2
CRE Owner Occupied
Pass	52,922	99,065	106,876	66,160	77,774	199,725	11,630	614,152
Special mention	—	222	4,991	227	—	2,133	—	7,573
Substandard or lower	—	—	—	194	—	2,088	—	2,282
Total CRE Owner Occupied	52,922	99,287	111,867	66,581	77,774	203,946	11,630	624,007
Gross charge offs	—	—	—	—	—	—	—	—

MID PENN BANCORP, INC.

Current period recoveries	—	—	—	—	—	4	—	4
Net recoveries	—	—	—	—	—	4	—	4
Multifamily
Pass	4,843	66,119	118,568	101,871	40,450	78,070	2,771	412,692
Special mention	—	—	—	—	—	54	—	54
Substandard or lower	—	—	—	—	—	154	—	154
Total Multifamily	4,843	66,119	118,568	101,871	40,450	78,278	2,771	412,900
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Farmland
Pass	27,449	31,259	56,178	42,693	25,119	24,729	14,801	222,228
Special mention	—	128	—	—	—	2,163	190	2,481
Substandard or lower	—	—	—	—	—	—	—	—
Total Farmland	27,449	31,387	56,178	42,693	25,119	26,892	14,991	224,709
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	114,175	106,657	78,702	54,312	21,532	92,723	222,525	690,626
Special mention	—	62	503	31	—	3,534	4,498	8,628
Substandard or lower	—	—	—	892	1,168	1,632	2,446	6,138
Total commercial and industrial	114,175	106,719	79,205	55,235	22,700	97,889	229,469	705,392
Gross charge offs	—	(201)	—	—	(206)	(412)	—	(819)
Current period recoveries	—	—	—	—	—	1	—	1
Net charge offs	—	(201)	—	—	(206)	(411)	—	(818)
Residential Construction
Pass	34,275	37,222	15,559	—	—	2,007	10,336	99,399
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Residential Construction	34,275	37,222	15,559	—	—	2,007	10,336	99,399
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other Construction
Pass	66,711	94,619	104,439	11,664	10,983	11,928	25,827	326,171
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Other Construction	66,711	94,619	104,439	11,664	10,983	11,928	25,827	326,171
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—

MID PENN BANCORP, INC.

1-4 Family 1st Lien
Performing	27,580	59,762	45,946	34,743	42,727	98,891	2,915	312,564
Non-performing	—	—	—	—	211	817	—	1,028
Total 1-4 Family 1st Lien	27,580	59,762	45,946	34,743	42,938	99,708	2,915	313,592
Gross charge offs	—	—	—	—	—	(7)	—	(7)
Current period recoveries	—	—	—	—	—	16	—	16
Net recoveries	—	—	—	—	—	9	—	9
1-4 Family Rental
Performing	28,735	51,488	88,594	59,397	35,222	69,890	2,009	335,335
Non-performing	—	147	—	—	595	559	—	1,301
Total 1-4 Family Rental	28,735	51,635	88,594	59,397	35,817	70,449	2,009	336,636
Gross charge offs	—	—	—	—	—	(2)	—	(2)
Current period recoveries	—	—	—	—	—	22	—	22
Net recoveries	—	—	—	—	—	20	—	20
HELOC and Junior Liens
Performing	6,096	16,125	9,856	4,845	2,182	10,887	88,122	138,113
Non-performing	—	21	—	—	—	1,257	1,001	2,279
Total HELOC and Junior Liens	6,096	16,146	9,856	4,845	2,182	12,144	89,123	140,392
Gross charge offs	—	—	(21)	—	—	—	—	(21)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	(21)	—	—	—	—	(21)
Consumer
Performing	4,214	972	354	394	107	234	2,587	8,862
Non-performing	—	—	—	—	—	—	—	—
Total consumer	4,214	972	354	394	107	234	2,587	8,862
Gross charge offs	—	—	(2)	—	—	(50)	—	(52)
Current period recoveries	—	—	1	—	—	38	—	39
Net charge offs	—	—	(1)	—	—	(12)	—	(13)
Total
Pass	385,876	610,959	823,394	428,857	306,508	734,660	299,622	3,589,876
Special mention	—	412	5,494	258	—	10,989	4,688	21,841
Substandard or lower	—	1,515	1,260	1,086	4,449	21,115	2,446	31,871
Performing	66,625	128,347	144,750	99,379	80,238	179,902	95,633	794,874
Nonperforming	—	168	—	—	806	2,633	1,001	4,608
Total	$452,501	$741,401	$974,898	$529,580	$392,001	$949,299	$403,390	$4,443,070

MID PENN BANCORP, INC.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2023	2022	2021	2020	2019	Prior		Total
CRE Nonowner Occupied
Pass	$119,793	$329,715	$160,583	$140,083	$86,629	$267,210	$10,030	$1,114,043
Special mention	—	—	—	—	6,009	7,926	—	13,935
Substandard or lower	—	5,209	—	3,162	229	12,975	—	21,575
Total CRE Nonowner Occupied	119,793	334,924	160,583	143,245	92,867	288,111	10,030	1,149,553
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
CRE Owner Occupied
Pass	92,561	121,231	75,711	86,322	60,761	174,680	14,388	625,654
Special mention	—	—	—	—	—	190	—	190
Substandard or lower	—	—	208	—	—	3,852	—	4,060
Total CRE Owner Occupied	92,561	121,231	75,919	86,322	60,761	178,722	14,388	629,904
Gross charge offs	—	—	—	—	—	(16)	—	(16)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	(16)	—	(16)
Multifamily
Pass	26,776	44,450	105,406	41,713	23,118	65,480	1,881	308,824
Special mention	—	—	—	—	—	62	—	62
Substandard or lower	—	—	—	—	—	173	—	173
Total Multifamily	26,776	44,450	105,406	41,713	23,118	65,715	1,881	309,059
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Farmland
Pass	32,525	61,405	45,211	29,628	7,926	20,956	11,962	209,613
Special mention	194	—	—	—	—	2,304	186	2,684
Substandard or lower	—	—	—	—	—	345	48	393
Total Farmland	32,719	61,405	45,211	29,628	7,926	23,605	12,196	212,690
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	158,824	106,714	68,448	29,961	50,206	57,892	188,714	660,759
Special mention	—	89	2,224	—	227	2,200	4,391	9,131
Substandard or lower	—	—	662	—	—	1,978	2,549	5,189
Total commercial and industrial	158,824	106,803	71,334	29,961	50,433	62,070	195,654	675,079

MID PENN BANCORP, INC.

Gross charge offs	—	(100)	—	(111)	—	(27)	—	(238)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	(100)	—	(111)	—	(27)	—	(238)
Residential construction
Pass	43,043	25,159	6,444	979	—	—	16,645	92,270
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	573	—	—	—	—	—	573
Total Residential construction	43,043	25,732	6,444	979	—	—	16,645	92,843
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other construction
Pass	110,553	156,055	48,214	21,378	10,247	5,856	6,617	358,920
Special mention	—	—	—	1,447	—	—	—	1,447
Substandard or lower	—	—	—	—	—	2,257	—	2,257
Total Other construction	110,553	156,055	48,214	22,825	10,247	8,113	6,617	362,624
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	77,801	51,651	41,133	48,748	9,348	106,353	2,240	337,274
Non-performing	—	—	37	218	—	1,613	—	1,868
Total 1-4 Family 1st Lien	77,801	51,651	41,170	48,966	9,348	107,966	2,240	339,142
Gross charge offs	—	—	—	—	—	(13)	—	(13)
Current period recoveries	—	—	—	—	—	7	—	7
Net recoveries	—	—	—	—	—	(6)	—	(6)
1-4 Family Rental
Performing	62,897	90,092	64,766	38,672	16,831	64,309	1,885	339,452
Non-performing	—	—	56	1,252	—	1,177	—	2,485
Total 1-4 Family Rental	62,897	90,092	64,822	39,924	16,831	65,486	1,885	341,937
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	31	—	31
Net recoveries	—	—	—	—	—	31	—	31
HELOC and Junior Liens
Performing	17,936	11,460	5,711	2,962	1,684	8,236	83,598	131,587
Non-performing	—	—	—	—	—	1,208	—	1,208
Total HELOC and Junior Liens	17,936	11,460	5,711	2,962	1,684	9,444	83,598	132,795
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—

MID PENN BANCORP, INC.

Consumer
Performing	2,361	754	649	273	223	103	2,803	7,166
Non-performing	—	—	—	—	—	—	—	—
Total consumer	2,361	754	649	273	223	103	2,803	7,166
Gross charge offs	(86)	—	(10)	(9)	—	(30)	—	(135)
Current period recoveries	26	—	—	1	—	5	—	32
Net charge offs	(60)	—	(10)	(8)	—	(25)	—	(103)
Total
Pass	584,075	844,729	510,017	350,064	238,887	592,074	250,237	3,370,083
Special mention	194	89	2,224	1,447	6,236	12,682	4,577	27,449
Substandard or lower	—	5,782	870	3,162	229	21,580	2,597	34,220
Performing	160,995	153,957	112,259	90,655	28,086	179,001	90,526	815,479
Nonperforming	—	—	93	1,470	—	3,998	—	5,561
Total	$745,264	$1,004,557	$625,463	$446,798	$273,438	$809,335	$347,937	$4,252,792
Mid Penn had no loans classified as "Doubtful" as of December 31, 2024 and 2023. There was $861 thousand and $121 thousand in loans for which formal foreclosure proceedings were in process at December 31, 2024 and December 31, 2023, respectively.
Collateral-Dependent Loans
A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, Mid Penn elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, Mid Penn records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land. Total collateral-dependent loans as of December 31, 2024 were $22.6 million.
Allowance for Credit Losses

Mid Penn’s ACL - loans methodology follows guidance within FASB ASC Subtopic 326-20. The ACL - loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the loan portfolio is continuously monitored by management and is reflected within the ACL - loans. The ACL - loans is an estimate of expected losses inherent within Mid Penn’s existing loan portfolio. The ACL - loans is adjusted through the PCL and reduced by the charge off of loan amounts, net of recoveries.
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
Mid Penn estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Mid Penn uses a third-party software application to calculate the quantitative portion of the ACL using a methodology and assumptions specific to each loan pool. The qualitative portion of the allowance is based on general economic conditions and other internal and external factors affecting Mid Penn as a whole, as well as specific loans. Factors considered include the following: lending process, concentrations of credit, and peer group divergence. The quantitative and qualitative portions of the allowance are added

MID PENN BANCORP, INC.
together to determine the total ACL, which reflects management’s expectations of future conditions based on reasonable and supportable forecasts.
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

MID PENN BANCORP, INC.
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
The following table presents the activity in the ACL - loans by portfolio segment for the year ended December 31, 2024 and 2023:

(In thousands)
	Balance at December 31, 2023	Charge offs	Recoveries	Net loans (charged off) recovered	(Benefit)/Provision for credit losses	Year Ended December 31, 2024
Commercial Real Estate
CRE Nonowner Occupied	$10,267	$—	$2	$2	$778	$11,047
CRE Owner Occupied	5,646	—	4	4	(407)	5,243
Multifamily	2,202	—	—	—	1,230	3,432
Farmland	2,064	—	—	—	(132)	1,932
Commercial and industrial	7,131	(819)	1	(818)	809	7,122
Construction
Residential Construction	1,256	—	—	—	(325)	931
Other Construction	2,146	—	—	—	(15)	2,131
Residential Mortgage
1-4 Family 1st Lien	1,207	(7)	16	9	287	1,503
1-4 Family Rental	1,859	(2)	22	20	(123)	1,756
HELOC and Junior Liens	389	(21)	—	(21)	24	392
Consumer	20	(52)	39	(13)	18	25
Total	$34,187	$(901)	$84	$(817)	$2,144	$35,514

MID PENN BANCORP, INC.

(In thousands)	Balance at December 31, 2022	CECL Impact	PCD Loans	Charge offs	Recoveries	Net loans (charged off) recovered	Provision/(Benefit) for credit losses	Year Ended December 31, 2023
Commercial Real Estate
CRE Nonowner Occupied	$8,284	$259	$312	$—	$—	$—	$1,412	$10,267
CRE Owner Occupied	2,916	91	2	(16)	—	(16)	2,653	5,646
Multifamily	1,111	35		—	—	—	1,056	2,202
Farmland	831	26		—	—	—	1,207	2,064
Commercial and industrial	4,593	6,601	5	(238)	—	(238)	(3,830)	7,131
Construction
Residential Construction	—	1,270	12	—	—	—	(26)	1,256
Other Construction	—	1,931	1	—	—	—	214	2,146
Residential Mortgage
1-4 Family 1st Lien	370	1,307	4	(13)	7	(6)	(468)	1,207
1-4 Family Rental	288	731		—	31	31	809	1,859
HELOC and Junior Liens	661	(230)		—	—	—	(42)	389
Consumer	29	154		(135)	32	(103)	(60)	20
Unallocated	(126)	(244)		—	—	—	370	—
Total	$18,957	$11,931	$336	$(402)	$70	$(332)	$3,295	$34,187

MID PENN BANCORP, INC.
The following table presents the ACL for loans and the amortized cost basis of loans as of December 31, 2024 and December 31, 2023:

(In thousands)	ACL - Loans			Loans
December 31, 2024	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,945	$1,102	$11,047	$1,237,235	$13,775	$1,251,010
CRE Owner Occupied	5,243	—	5,243	623,461	546	624,007
Multifamily	3,432	—	3,432	412,746	154	412,900
Farmland	1,932	—	1,932	224,709	—	224,709
Commercial and industrial	6,785	337	7,122	700,740	4,652	705,392
Construction
Residential Construction	931	—	931	99,399	—	99,399
Other Construction	2,131	—	2,131	326,171	—	326,171
Residential mortgage
1-4 Family 1st Lien	1,503	—	1,503	312,564	1,028	313,592
1-4 Family Rental	1,756	—	1,756	336,460	176	336,636
HELOC and Junior Liens	392	—	392	138,113	2,279	140,392
Consumer	25	—	25	8,862	—	8,862
Total	$34,075	$1,439	$35,514	$4,420,460	$22,610	$4,443,070

(In thousands)	ACL - Loans			Loans
December 31, 2023	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,906	$361	$10,267	$1,145,048	$4,505	$1,149,553
CRE Owner Occupied	5,646	—	5,646	627,995	1,909	629,904
Multifamily	2,190	12	2,202	308,886	173	309,059
Farmland	2,064	—	2,064	212,690	—	212,690
Commercial and industrial	6,419	712	7,131	673,793	1,286	675,079
Construction
Residential Construction	1,256	—	1,256	92,270	573	92,843
Other Construction	2,146	—	2,146	360,368	2,256	362,624
Residential mortgage
1-4 Family 1st Lien	1,207	—	1,207	337,267	1,875	339,142
1-4 Family Rental	1,857	2	1,859	341,236	701	341,937
HELOC and Junior Liens	389	—	389	131,587	1,208	132,795
Consumer	20	—	20	7,166	—	7,166
Total	$33,100	$1,087	$34,187	$4,238,306	$14,486	$4,252,792

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
Information related to loans modified (by type of modification), whereby the borrower was experiencing financial difficulty at the time of modification as of December 31, 2024, is set forth in the following table:

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable

Year ended December 31, 2024
Commercial and industrial	$—	$—	$287	$287	0.04%
1-4 Family Rental	—	184	—	184	0.05
HELOC and Junior Liens	—	—	92	92	0.07
Total	$—	$184	$379	$563
The financial effects of the interest-only loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added a weighted-average of 2.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.
As of December 31, 2024, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2023.

	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Year ended December 31, 2023
Commercial real estate
CRE Owner Occupied	$51	$—	$180	$231	0.04%
Total Commercial real estate	51	—	180	231	0.02
Commercial and industrial	—	150	—	150	0.02
Construction
Other Construction	—	700	—	700	0.19
Total Construction	—	700	—	700	0.15
Total loans	$51	$850	$180	$1,081

MID PENN BANCORP, INC.
Note 5 - Premises and Equipment
The following is a summary of premises and equipment as of December 31:

(In thousands)	2024	2023
Land	$6,251	$6,663
Buildings	28,948	29,680
Furniture, fixtures, and equipment	23,656	23,091
Leasehold improvements	3,317	2,469
Capital expenditures in process	4,941	1,165
Total cost	67,113	63,068
Less accumulated depreciation	(28,307)	(26,159)
Total premises and equipment	$38,806	$36,909
Depreciation expense was $4.9 million in 2024, $4.9 million in 2023, and $4.3 million in 2022.

Note 6 -    Goodwill and Intangible Assets
The following table summarizes the changes in goodwill:

	For the Years Ended December 31,
(In thousands)	2024	2023
Goodwill balance, beginning of year	$127,031	$114,231
Brunswick Acquisition	—	12,800
Commonwealth Benefits Group Acquisition	1,129	—
Goodwill balance, end of year	$128,160	$127,031
On July 31, 2024, Mid Penn acquired the insurance business and related accounts of a full-service employee benefits firm that serves mid to large employers across central and eastern Pennsylvania, northern Maryland, and northern Virginia. Goodwill totaling $1.1 million was booked as a result of this business combination.
On May 19, 2023, Mid Penn purchased Brunswick Bank in a business combination. Goodwill totaling $12.8 million was booked as a result of this business combination.
The following table summarizes the changes in core deposit intangible.

	For the Years Ended December 31,
(In thousands)	2024	2023	2022
Core deposit intangible balance, beginning of year	$4,649	$4,964	$7,282
Brunswick core deposit intangibles	—	999	—
Riverview (adjustment) acquisition	—	—	(705)
Amortization of core deposit intangibles	1,267	1,314	1,613
Core deposit and other intangible balances, end of year	$3,382	$4,649	$4,964

MID PENN BANCORP, INC.

The following table shows the amortization expense for future periods:

(In thousands)
2025	$1,035
2026	812
2027	591
2028	370
2029	260
2030-thereafter	314
Total	$3,382
Customer List Intangible
As a result of the Commonwealth Financial Group and Riverview Acquisitions, Mid Penn recorded a customer list intangible asset included in total intangible assets related to the insurance and wealth management customers assumed in the acquisitions. This intangible is amortized as an expense over ten years using the sum of the years’ amortization method.
The following table summarizes the changes in the customer list intangible during the years ended December 31:

(In thousands)	2024	2023
Customer list intangible balance, beginning of year	$1,830	$2,275
Commonwealth Financial Group acquisition	1,481	—
Amortization of customer list intangible	512	445
Customer list intangible, end of year	$2,799	$1,830
The following table shows the amortization expense for future periods:

(In thousands)
2025	$608
2026	532
2027	456
2028	380
2029	304
2030-thereafter	519
Total	$2,799
Note 7 -    Leases
Mid Penn has operating and finance leases for certain premises and equipment.
Operating and finance lease ROU assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long-term debt.

MID PENN BANCORP, INC.
Supplemental consolidated balance sheet information for each of the lease classifications as of December 31 was as follows:

	2024		2023
(Dollars in thousands)	Operating Leases	Finance Lease	Operating Leases	Finance Lease
ROU	$7,699	$2,548	$8,953	$2,727
Lease liability	8,092	3,063	9,285	3,197
Weighted average remaining lease term (in years)	5.12	14.17	5.60	15.17
Weighted average discount rate	3.68%	3.81%	3.66%	3.81%
Interest expense on finance lease liabilities is included in other interest expense, while all other lease costs are included in occupancy expense on Mid Penn’s Consolidated Statements of Income. Following is a summary of lease costs during the years ended December 31:

(In thousands)	2024	2023	2022
Finance lease cost:
Amortization of ROU asset	$179	$180	$180
Interest expense on lease liability	119	123	127
Total finance lease cost	298	303	307
Operating lease cost	2,322	2,081	2,057
Sublease income	(21)	(29)	(24)
Total lease costs	$2,599	$2,355	$2,340
The rental expense paid to related parties was $274 thousand for each of 2024, 2023 and 2022.
Supplemental cash flow information related to operating and finance leases for the years ended December 31 was as follows:

(In thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$119	$123
Operating cash flows from operating leases	2,382	2,556
Financing cash flows from finance leases	134	93

MID PENN BANCORP, INC.
A maturity analysis of operating and finance lease liabilities and a reconciliation of the undiscounted cash flows to the total operating and finance lease liability amounts is presented below.

	December 31, 2024
(In thousands)	Operating Leases	Finance Lease
Lease payments due:
2025	$2,361	$260
2026	2,179	260
2027	1,878	260
2028	1,136	259
2029	807	276
2030 and thereafter	617	2,677
Total lease payments	8,978	3,992
Less: imputed interest	(886)	(929)
Present value of lease liabilities	$8,092	$3,063
The future minimum payments to related parties are $185 thousand for 2025, $178 thousand for 2026, 2027, 2028 and 2029 and $638 thousand thereafter.
There were no sale and leaseback transactions or leveraged leases as of December 31, 2024 or 2023. There were no leases that had not commenced as of December 31, 2024.
Note 8 - Deposits
Deposits consisted of the following as of December 31:

(Dollars in thousands)	2024	2023
Noninterest-bearing demand deposits	$759,169	$801,312
Interest-bearing demand deposits	1,101,444	947,372
Money market	958,051	850,674
Savings	260,258	288,404
Total demand and savings	3,078,922	2,887,762
Time	1,611,005	1,458,450
Total deposits	$4,689,927	$4,346,212
The scheduled maturities of time deposits at December 31, 2024 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2025	$1,089,099	$356,781
Maturing in 2026	104,814	15,638
Maturing in 2027	24,083	1,222
Maturing in 2028	10,503	264
Maturing in 2029	4,790	250
Maturing thereafter	3,007	554
	$1,236,296	$374,709

MID PENN BANCORP, INC.
Mid Penn had $319.8 million in brokered certificates of deposits as of December 31, 2024 and $244.8 million as of December 31, 2023. As of December 31, 2024 and 2023, Mid Penn had $83.7 million and $96.7 million of CDAR (Certificate of Deposit Account Registry) deposits, respectively.
Deposits and other funds from related parties held by Mid Penn at December 31, 2024 and 2023 amounted to $31.8 million and $48.3 million, respectively.
Note 9 - Short-term Borrowings
Total short-term borrowings were $2.0 million as of December 31, 2024 and $241.5 million as of December 31, 2023, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by our investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $2.3 billion at December 31, 2024. The Bank had short-term borrowing capacity from the FHLB up to the Bank’s unused borrowing capacity of $1.5 billion (equal to $1.6 billion of maximum borrowing capacity less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at December 31, 2024. No draws have been made on these lines of credit and on December 31, 2024 and 2023, the balance was $0.
Note 10 - Long-term Debt
The following table presents a summary of long-term debt as of December 31:

(Dollars in thousands)	December 31, 2024	December 31, 2023
FHLB fixed rate instruments:
Due January 2024, 1.10%	$—	$10,000
Due March 2024, 5.60%	—	25,000
Due February 2026, 4.51%	20,000	20,000
Due August 2026, 4.80%	523	782
Due February 2027, 6.71%	17	24
Total FHLB fixed rate instruments	20,540	55,806
Lease obligations included in long-term debt	3,063	3,197
Total long-term debt	$23,603	$59,003
Mid Penn prepaid no FHLB fixed rate instruments during the years ended December 31, 2024 and 2023.
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. As of December 31, 2024, and 2023, the Bank had long-term debt outstanding in the amount of $23.6 million and $59.0 million, respectively, consisting of FHLB fixed rate instruments, and a finance lease liability.
The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans. Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit. These FHLB letter of credit commitments totaled $156.0 million and $153.5 million as of December 31, 2024 and 2023, respectively.
During the first quarter of 2019, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019 and expires February 28, 2039 and is included in long-term debt on the Consolidated Balance Sheets. See "Note 7 - Leases", for more information related to Mid Penn’s finance lease obligation.
The aggregate principal amounts due on FHLB fixed rate instruments subsequent to December 31, 2024 are as follows:

MID PENN BANCORP, INC.

(In thousands)
2025	$318
2026	20,220
2027	2
Thereafter	—
$20,540
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
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $750 thousand of the December 2020 Notes as of December 31, 2024 and 2023.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of Mid Penn Subordinated Notes due March 2030 (the "March 2020 Notes"). As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6.9 million of the March 2020 Notes balance were redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of December 31, 2023 was $8.1 million. The March 2020 Notes held at December 31, 2024 are treated as Tier 2 capital for regulatory capital purposes.
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

MID PENN BANCORP, INC.
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
Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $1.7 million of the March 2020 Notes as of December 31, 2024 and 2023.
Note 12 - Derivative Financial Instruments
Mid Penn manages its exposure to certain interest rate risks through the use of derivatives; however, none are entered into for speculative purposes. During the year ended December 31, 2024, Mid Penn entered into outstanding derivative contracts designated as hedges. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
Mortgage Banking Derivative Financial Instruments
In connection with its mortgage banking activities, Mid Penn entered into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, Mid Penn entered into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held for sale. Forward sales commitments may have also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. The amount necessary to settle each interest rate lock was based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. During the year ended December 31, 2023, Mid Penn did not participate in mortgage banking derivative activities.
Information related to mortgage banking derivative activity is set forth in the following table:

	December 31, 2024		December 31, 2023
(In thousands)	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive Fair Values	$120	$1	$—	$—
Negative Fair Values	1,084	(4)	—	—
Forward Commitments
Positive Fair Values	2,380	7	—	—
Negative Fair Values	$1,167	$(6)	$—	$—
For the year ended December 31, 2024, 2023, and 2022, Mid Penn recorded net gains from mortgage banking hedging activity of $10 thousand, $324 thousand, and $1.5 million, respectively.
The following table presents derivative financial instruments and the amount of the net gains or losses recognized within other noninterest income on the Consolidated Statements of Income for the years ended December 31:

(In thousands)	2024	2023
Interest Rate Lock Commitments	$(3)	$37
Forward Commitments	14	287
Total	$11	$324

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

Information related to loan level swaps is set forth in the following table:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Interest rate swaps on loans with customers
Notional amount	$217,150	$187,192
Weighted average remaining term (years)	5.11	6.24
Receive fixed rate (weighted average)	4.68%	4.59%
Pay variable rate (weighted average)	6.64%	7.50%
Estimated fair value (1)	$11,118	$10,484

(Dollars in thousands)	December 31, 2024	December 31, 2023
Interest rate swaps on loans with correspondents
Notional amount	$217,150	$187,192
Weighted average remaining term (years)	5.11	6.24
Receive variable rate (weighted average)	6.64%	7.50%
Pay fixed rate (weighted average)	4.68%	4.59%
Estimated fair value (2)	$11,118	$10,484
(1) The net amount of the estimated fair value is disclosed in Other Liabilities on the Consolidated Balance Sheet.
(2) The net amount of the estimated fair value is disclosed in Other Assets on the Consolidated Balance Sheet.
Cash Flow Hedges of Interest Rate Risk

Mid Penn’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, Mid Penn primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2024, Mid Penn entered into interest rate swaps designated as cash flow hedges to hedge the cash flows associated with existing brokered CDs.

Information related to cash flow hedges is set forth in the following table:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Cash flow hedges
Notional amount	$295,000	$190,000
Weighted average remaining term (years)	1.55	2.22
Pay fixed rate (weighted average)	3.64%	3.74%
Receive variable rate (weighted average)	4.10%	4.07%
Estimated fair value (1)	$2,590	$1,460
(1) Estimated fair value, net of accrued interest receivable, is disclosed in Other Assets on the Consolidated Balance Sheet.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months ended December 31, 2025, Mid Penn estimates that an additional $1.4 million will be reclassified as a decrease to interest expense.

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
There were no transfers of assets between fair value Level 1 and Level 2 during the year ended December 31, 2024 or the year ended December 31, 2023.
The following tables illustrate the assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$21,507	$—	$21,507
Mortgage-backed U.S. government agencies	—	202,944	—	202,944
State and political subdivision obligations	—	3,596	—	3,596
Corporate debt securities	—	32,430	—	32,430
Equity securities	428	—	—	428
Loans held for sale	—	7,064	—	7,064
Other assets:
Derivative assets	—	13,708	—	13,708
Other liabilities:
Derivative liabilities	—	11,118	—	11,118

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$35,649	$—	$35,649
Mortgage-backed U.S. government agencies	—	152,683	—	152,683
State and political subdivision obligations	—	3,646	—	3,646
Corporate debt securities	—	31,577	—	31,577
Equity securities	438	—	—	438
Loans held for sale	—	3,855	—	3,855
Other assets:
Derivative assets	—	11,944	—	11,944
Other liabilities:
Derivative Liabilities	—	10,484	—	10,484

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
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of December 31, 2024 were measured as the price that secondary market investors were offering for loans with similar characteristics.
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
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, upon their acquisition or when there is evidence of impairment). The following table illustrates financial instruments measured at fair value on a nonrecurring basis:

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$21,171	$21,171
Foreclosed assets held for sale	—	—	44	44

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$13,399	$13,399
Foreclosed assets held for sale	—	—	293	293
Net loans - This category consists of loans that were individually evaluated for credit losses, net of the related ACL, and have been classified as Level 3 assets. All of Mid Penn’s individually evaluated loans for 2024 and 2023, whether reporting a specific allowance allocation or not, are considered collateral-dependent. Mid Penn utilized Level 3 inputs such as independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.
Foreclosed assets held for sale - Values are based on appraisals that consider the sales prices of property in the proximate vicinity.

MID PENN BANCORP, INC.
The following table presents additional information about the valuation techniques for level 3 assets measured at fair value on a nonrecurring basis.

	December 31, 2024
(In thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$21,171	Appraisal of collateral	Appraisal adjustments	—%	-	100%	5.6%
Foreclosed assets held for sale	44	Appraisal of collateral	Appraisal adjustments	26%	-	26%	26.0%

	December 31, 2023
(In thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$13,399	Appraisal of collateral	Appraisal adjustments	—%	-	100%	5.7%
Foreclosed assets held for sale	293	Appraisal of collateral	Appraisal adjustments	25%	-	94%	64.5%

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments as of:

	December 31, 2024
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$70,564	$70,564	$—	$—	$70,564
Available-for-sale securities	260,477	—	260,477	—	260,477
Held-to-maturity securities	382,447	—	340,648	—	340,648
Equity securities	428	428	—	—	428
Loans held for sale	7,064	—	7,064	—	7,064
Net loans	4,407,556	—	—	4,430,623	4,430,623
Restricted investment in bank stocks	7,461		7,461	—	7,461
Accrued interest receivable	26,846	26,846	—	—	26,846
Derivative assets	13,708	—	13,708	—	13,708
Financial instruments - liabilities
Deposits	$4,689,927	$—	$4,684,548	$—	$4,684,548
Short-term borrowings	2,000	—	2,000	—	2,000
Long-term debt (1)	20,540	—	19,120	—	19,120
Subordinated debt	45,741	—	42,811	—	42,811
Accrued interest payable	13,484	13,484	—	—	13,484
Derivative liabilities	11,118	—	11,118	—	11,118
(1)Long-term debt excludes finance lease obligations.

MID PENN BANCORP, INC.

	December 31, 2023
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$96,763	$96,763	$—	$—	$96,763
Available-for-sale securities	223,555	—	223,555	—	223,555
Held-to-maturity securities	399,128	—	357,521	—	357,521
Equity securities	438	438	—	—	438
Loans held for sale	3,855	—	3,855	—	3,855
Net loans	4,218,605	—	—	4,221,926	4,221,926
Restricted investment in bank stocks	16,768	—	16,768	—	16,768
Accrued interest receivable	25,820	25,820	—	—	25,820
Derivative assets	11,944	—	11,944	—	11,944
Financial instruments - liabilities
Deposits	$4,346,212	$—	$4,337,723	$—	$4,337,723
Short-term debt	241,532	—	241,532	—	241,532
Long-term debt (1)	55,806	—	55,081	—	55,081
Subordinated debt	46,354	—	39,515	—	39,515
Accrued interest payable	14,257	14,257	—	—	14,257
Derivative liabilities	10,484	—	10,484	—	10,484
(1)Long-term debt excludes finance lease obligations
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of December 31, 2024 and 2023.
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

MID PENN BANCORP, INC.
the insurance amount will be $5 thousand. The payment of the life insurance premium by the Corporation shall terminate at any time if the retired employee obtains other employment.

Health Benefit Plan - Full-time employees who had at least 10 years of service as of January 1, 2008 and who retire at age 55 or later, after completion of at least 20 years of service, are eligible for medical benefits. Medical benefits are provided for up to five years after retirement. Employees who retired prior to December 31, 2015 may elect the least expensive single coverage in the employer’s group medical plan. If the retiree becomes eligible for Medicare during the five year duration of coverage, the Bank will pay, at its discretion, premiums for single 65-special coverage or similar supplemental coverage. For those employees who retired between September 18, 2015 and December 31, 2015, the Bank will only pay up to $5 thousand towards such medical coverage. Employees who retired after December 31, 2015 may not participate in the employer’s group medical plan. Instead, the Bank will reimburse the retiree for up to $5 thousand (grossed up by 36.79% as of December 31, 2024) in medical costs. The reimbursement shall terminate at any time during the five-year period if the retired employee obtains other employment or the retired employee dies.
The following tables provide a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2024 and 2023, and a statement of the funded status at December 31, 2024 and 2023.

(In thousands)	December 31,
Change in benefit obligations:	2024	2023
Benefit obligations, January 1	$271	$297
Service cost	1	1
Interest cost	11	13
Change in experience	(28)	(22)
Change in assumptions	(7)	—
Benefit payments	(22)	(18)
Benefit obligations, December 31	$226	$271

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	22	18
Benefit payments	(22)	(18)
Fair value of plan assets, December 31	—	—

Funded status at year end	$(226)	$(271)
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
The amount recognized in other liabilities on the Consolidated Balance Sheets at December 31, is as follows:

(In thousands)	2024	2023
Accrued benefit liability	$226	$271

MID PENN BANCORP, INC.
The amounts recognized in accumulated other comprehensive income as of December 31 consist of:

(In thousands)	2024	2023
Net (gain) loss, pretax	$(65)	$(38)
Net prior service cost, pretax	—	—
The accumulated benefit obligation for health and life insurance plans was $226 thousand and $271 thousand at December 31, 2024 and 2023, respectively.
The components of net periodic postretirement benefit (income) cost for 2024, 2023 and 2022 are as follows:

(In thousands)	2024	2023	2022
Service cost	$1	$1	$2
Interest cost	11	13	8
Amortization of prior service cost	—	10	(24)
Amortization of net (gain) / loss	(7)	(2)	2
Net periodic postretirement benefit income	$5	$22	$(12)
Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31 are as follows:

Weighted-average assumptions:	2024	2023
Discount rate	5.32%	4.67%
Rate of compensation increase	—	—
Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31 are as follows:

Weighted-average assumptions:	2024	2023	2022
Discount rate	4.67%	4.90%	2.40%
Rate of compensation increase	—	—	—
Assumed health care cost trend rates at December 31 are as follows:

	2024	2023	2022
Health care cost trend rate assumed for next year	7.00%	7.00%	6.50%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2028	2027	2026
The following table shows the estimated benefit payments for future periods:

(In thousands)
2025	$30
2026	28
2027	28
2028	25
2029	14
2030-2034	65

MID PENN BANCORP, INC.
Directors’ Retirement Plan - Mid Penn has an unfunded defined benefit retirement plan ("Director's Plan") for directors with benefits based on years of service.
On October 1, 2023, the Bank decided to terminate the Plan and pay out any benefits to participants in a lump sum cash payout of $1.3 million, which was paid out on October 1, 2024.
The following tables provide a reconciliation of the changes in the Director's Plan benefit obligations and fair value of plan assets for the years ended December 31, 2024 and 2023, and a statement of the status at December 31, 2024 and 2023. This Plan is unfunded.

(In thousands)	December 31,
Change in benefit obligations:	2024	2023
Benefit obligations, January 1	$1,306	$1,299
Service cost	—	56
Interest cost	—	61
Actuarial loss	—	—
Change in assumptions	—	(12)
Benefit payments	(1,306)	(98)
Benefit obligations, December 31	$—	$1,306

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	1,306	98
Benefit payments	(1,306)	(98)
Fair value of plan assets,	—	—

Funded status at year end	$—	$(1,306)
Amounts recognized in other liabilities on the Consolidated Balance Sheet at December 31 are as follows:

(In thousands)	2024	2023
Accrued benefit liability	$—	$1,306
Amounts recognized in accumulated other comprehensive loss (income) as of December 31 consist of:

(In thousands)	2024	2023
Net prior service cost, pretax	$—	$—
Net loss, pretax	—	214
The accumulated benefit obligation for the retirement plan was zero at December 31, 2024 and $1.3 million at December 31, 2023.
The components of net periodic retirement cost for 2024, 2023 and 2022 are as follows:

(In thousands)	2024	2023	2022
Service cost	$—	$56	$75
Interest cost	—	61	30
Amortization of net loss	—	34	20
Net periodic retirement cost	$—	$151	$125

MID PENN BANCORP, INC.
Assumptions used in the measurement of Mid Penn’s benefit obligations at December 31 are as follows:

Weighted-average assumptions:	2024	2023
Discount rate	—%	4.80%
Change in consumer price index	—	3.40
Assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31 are as follows:

Weighted-average assumptions:	2024	2023	2022
Discount rate	—%	4.80%	4.90%
Change in consumer price index	—	3.40	7.00
The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation. The aggregate cash surrender value of these policies was $4.3 million and $4.2 million at December 31, 2024 and 2023, respectively.
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
For the year ended December 31, 2024, Mid Penn recognized no settlement gains. For the year ended December 31, 2023, Mid Penn recognized $322 thousand of settlement gains, as a result of certain lump sum payouts to participants of the Scottdale Plan. The settlement gains were recorded in noninterest income as a component of other income in the Consolidated Statements of Income for the year ended December 31, 2023.

MID PENN BANCORP, INC.
The following tables provide a reconciliation of the changes in the Scottdale Plan’s benefit obligations and fair value of plan assets for the year ended December 31, 2024 and 2023, and a statement of the status at December 31, 2024 and 2023:

(In thousands)	December 31,
Change in benefit obligations:	2024	2023
Benefit obligations, January 1	$2,659	$3,805
Service cost	25	58
Interest cost	130	197
Settlement (gain) loss	—	(4)
Actuarial (gain) / loss	(97)	168
Settlement payments	—	(1,472)
Benefit payments	(170)	(93)
Benefit obligations, December 31	$2,547	$2,659

Change in fair value of plan assets:
Fair value of plan assets, January 1	$3,468	$4,722
Return on plan assets	328	348
Employer contributions	—	—
Benefit payments	(170)	(93)
Administrative expenses	(29)	(37)
Settlement payments	—	(1,472)
Fair value of plan assets, December 31	3,597	3,468

Funded status at year end	$1,050	$809
Amounts recognized on the Consolidated Balance Sheets at December 31 are as follows:

(In thousands)	2024	2023
Accrued pension benefit asset	$1,050	$809
Amounts recognized in accumulated other comprehensive loss consist of the following as of December 31:

(In thousands)	2024	2023
Unrecognized actuarial gain	$798	$581
The accumulated benefit obligation for the retirement plan was $2.5 million and $2.7 million at December 31, 2024 and 2023, respectively.
The components of net periodic retirement cost for December 31 are as follows:

(In thousands)	2024	2023
Service cost	$25	$58
Interest cost	130	197
Expected return on plan assets	153	211
Recognized net actuarial gain	(25)	(63)
Net periodic retirement income	$(23)	$(19)

MID PENN BANCORP, INC.
Assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs at December 31 are as follows:

Weighted-average assumptions:	2024	2023
Discount rate	5.50%	5.00%
Expected long-term return on plan assets	4.50	4.50
Rate of compensation increases	2.50	2.50
The following table presents a summary of the Scottdale Plan’s assets at fair value and the weighted-average asset allocations by investment category as of December 31:

	Estimated Fair Value	Percentage of Total Assets	Estimated Fair Value	Percentage of Total Assets
(Dollars in thousands)	2024		2023
Cash and cash equivalents	$263	7.3%	$90	2.6%
Common stock	2,081	57.9	2,186	63.0
Corporate bonds	1,253	34.8	1,192	34.4
	$3,597	100.0%	$3,468	100.0%
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
The following table shows the estimated benefit payments for future periods.

(In thousands)
2025	$139
2026	137
2027	168
2028	196
2029	194
2030-2034	1,038
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

MID PENN BANCORP, INC.
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
The following tables provide a reconciliation of the changes in the Riverview Plans' benefit obligations and fair value of plan assets for year ended December 31, 2024, and a statement of the status at December 31, 2024 and 2023.

(In thousands)
Change in benefit obligations:	2024	2023
Benefit obligations, January 1	$6,442	$6,424
Interest cost	299	309
Actuarial (Loss)/gain	(483)	228
Benefit payments	(518)	(519)
Benefit obligations, December 31	$5,740	$6,442

Change in fair value of plan assets:
Fair value of plan assets, January 1,	$6,895	$6,720
Return on plan assets	329	691
Contributions	3	3
Benefit payments	(516)	(519)
Fair value of plan assets, December 31	6,711	6,895

Funded status at year end	$971	$453
Amounts recognized in other liabilities on the Consolidated Balance Sheets as of December 31 are as follows:

(In thousands)	2024	2023
Accrued pension benefit asset	$971	$453
As of December 31, 2024 amounts related to the Riverview Plans that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows:

(In thousands)	2024	2023
Unrecognized actuarial gain	$415	$76

MID PENN BANCORP, INC.
The components of net periodic pension and postretirement benefit cost for the year ended December 31, 2024 and 2023 are as follows:

(In thousands)	2024	2023
Interest cost	$299	$309
Expected return on plan assets	(397)	(387)
Amortization of net loss	12	—
Net periodic pension benefit	$(86)	$(78)

(In thousands)	2024	2023
Service credit	$—	$—
Interest cost	1	1
Unrecognized gain	(1)	(1)
Net periodic postretirement benefit	$—	$—
The accumulated benefit obligation was $5.7 million and $6.4 million at December 31, 2024 and 2023, respectively, for the Riverview Plans.
Weighted average assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs at December 31, 2024 and 2023 are as follows:

	Pension Benefits		Postretirement Life Insurance Benefits
2024	Union	Citizens	CBT
Discount rate	4.83%	4.83%	5.32%
Expected long-term return on plan assets	6.00	6.00	n/a

2023
Discount rate	5.02%	5.02%	4.70%
Expected long-term return on plan assets	6.00	6.00	n/a
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

MID PENN BANCORP, INC.
The following table presents a summary of the Riverview Plan’s assets at fair value and the weighted-average asset allocations by investment category as of December 31:

	Estimated Fair Value	Percentage of Total Assets	Estimated Fair Value	Percentage of Total Assets
Weighted-average asset allocations:	2024		2023
Cash and cash equivalents	$60	0.9%	$48	0.7%
Mutual fund - equity	2,619	39.0	2,499	36.2
Mutual fund / EFTs - fixed income	3,716	55.4	4,038	58.6
Common / collective trusts equity	316	4.7	310	4.5
	$6,711	100%	$6,895	100%
The valuation used is based on quoted market prices provided by an independent third party. The fair values of mutual fund investments are considered Level 1 assess in the fair value hierarchy and the collective trusts equity are considered Level 2 assets.
The following table shows the estimated benefit payments for future periods.

(In thousands)	Pension Benefits	Postretirement Life Insurance Benefits
2025	$517	$4
2026	506	3
2027	493	3
2028	493	3
2029	485	3
2030-2033	2,207	11
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
Defined-Contribution 401(k) Plan - The Bank has a 401(k) plan that covers substantially all employees. The plan allows employees to contribute a portion of their salaries and wages to the plan and provides for Mid Penn to match a portion of employee-elected salary deferrals, subject to certain percentage maximums of their salaries and wages. The Corporation’s contribution to the 401(k) Plan was $1.8 million, $1.7 million, and $1.4 million for the years ending December 31, 2024, 2023, and 2022, respectively and is included as a component of salaries and benefits expense in the Consolidated Statements of Income. The plan also includes a funded contributory profit sharing provision for substantially all employees which is funded annually when applicable. The Corporation did not make a profit sharing contribution to the plan in 2024, 2023, or 2022.
Deferred Compensation Plan - Mid Penn has a directors’ deferred compensation plan, which allows directors to defer receipt of director fees for a specified period in order to provide future retirement income. At December 31, 2024 and 2023, the Corporation accrued a liability of $2.6 million and $2.4 million, respectively, for this plan. The expense related to the plan was $159 thousand, $127 thousand and $64 thousand in 2024, 2023 and 2022, respectively, and is included as a component of other expense in the Consolidated Statements of Income.
Supplemental Executive Retirement Plan - On September 6, 2022, Mid Penn entered into new or amended and restated supplemental executive retirement plan agreements ("SERPs") with six named executive officers and three other members of the Bank’s executive management team. Each SERP provides for the monthly payment of a fixed cash benefit over a

MID PENN BANCORP, INC.
period of 15 years, commencing on the first day of the month following the Executive’s separation from service: (i) occurring on or after reaching normal retirement age (age 70); (ii) due to disability; (iii) due to death; or (iv) within two years following a change in control of the Bank. The annual benefit vests over a term of four to ten years, with a portion of the annual benefit having previously vested for several of the participants. Any unvested portion of the benefit fully vests upon a change in control of the Bank. The accrued liability for the supplemental retirement plans was $3.2 million and $2.5 million at December 31, 2024 and 2023, respectively. The expense related to the plan was $739 thousand, $792 thousand and $609 thousand in 2024, 2023 and 2022, respectively and is included as a component of salaries and benefits expense in the Consolidated Statements of Income.
Split Dollar Life Insurance Arrangements - At December 31, 2024 and 2023, the Bank had Split Dollar Life Insurance arrangements with two former executives for which the aggregate collateral assignment and cash surrender values are approximately $1.4 million for December 31, 2024 and 2023. Mid Penn acquired Phoenix’s Split Dollar Life Insurance arrangements in 2015 on select employees, which had aggregate cash surrender values of $4.5 million and $4.4 million at December 31, 2024 and 2023. Mid Penn acquired First Priority’s Split Dollar Life Insurance arrangements in 2018 on select employees, which had aggregate cash surrender values of $3.8 million and $3.7 million at December 31, 2024 and 2023. Mid Penn acquired Riverview’s Split Dollar Life Insurance arrangements in 2021 on select employees, which had aggregate cash surrender values of $1.4 million and $2.0 million at December 31, 2024 and 2023.
Rabbi Trust - As a result of the acquisition of Riverview, Mid Penn assumed certain benefit plan liabilities related to compensation arrangements within other liabilities on the Consolidated Balance Sheets, including certain executive non-qualified retirement benefits, deferred compensation plans, and executive employment and separation agreements associated with Riverview.
The details of the compensation arrangements for the years ended December 31 include:

(In thousands)	Fully Funded Gross Amounts
Compensation Arrangements	2024	2023
Supplemental executive retirement agreements	$1,112	$1,214
Executive deferred compensation agreement	1,235	1,440
Total compensation agreements	$2,347	$2,654
The obligations are fully funded through a Rabbi Trust having a cash balance of $2.7 million and $2.9 million within other assets on the Consolidated Balance Sheets as of December 31, 2024 and 2023 to provide a source of funds in satisfying the obligations under the respective compensation arrangements.

MID PENN BANCORP, INC.
Note 16 - Income Taxes
Significant components of the Corporation’s net deferred tax asset at December 31, 2024 and 2023 are shown below.

(In thousands)	2024	2023
Deferred tax assets:
Allowance for loan losses	$7,878	$7,642
Loan fees	769	1,053
Deferred compensation	1,317	1,476
Benefit plans	50	60
Unrealized loss on securities	5,389	4,992
Lease adjustments	87	74
Business combination adjustments	4,659	5,669
Acquired NOL, Section 1231, and charitable contribution carryforwards	3,153	3,832
Rabbi Trust	521	593
Riverview AMT credits	621	696
Equity Comp	249	256
Riverview subordinated debt fair value adjustment	139	327
Software renewal costs	222	335
Unfunded and loan basis adjustments	491	635
Investments in Flow-through entities	517	391
Other	482	378
	26,544	28,409

Deferred tax liabilities:
Depreciation	(1,160)	(1,397)
Bond accretion	(269)	(187)
Goodwill and intangibles	(505)	(1,017)
Prepaid expenses	(74)	(227)
Benefit plans	(1,368)	(1,199)
Interest Rate Swaps	(421)	(236)
	(3,797)	(4,263)
Deferred tax asset, net	$22,747	$24,146
In assessing the Corporation’s ability to realize deferred federal tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible and permissible as well as available tax planning strategies in making this assessment. At December 31, 2024, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Mid Penn will realize the benefits of these deferred tax assets and has no valuation allowances recorded against any components of its deferred tax asset, including the carryforward balances related to net operating losses ("NOL"), Section 1231 losses, and charitable contribution carryforwards.
At December 31, 2024, Mid Penn had NOL carryforwards of $2.4 million resulting from the November 30, 2021 acquisition of Riverview. These NOLs were assumed by Riverview in a previous acquisition and were generated during the tax years ended December 31, 2013, 2014, and 2015 and begin to expire in 2032. The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, signed into law on March 27, 2020 to mitigate the economic effects of COVID-19, implemented a five-year carryback period for NOLs generated in tax years beginning in 2018, 2019, or 2020. As a result of this CARES Act provision, during the year ended December 31, 2023, Mid Penn filed the required federal tax returns to

MID PENN BANCORP, INC.
carryback NOLs to the 2017 tax year, comprised of (i) $1.2 million of NOLs generated in 2018 and acquired from Scottdale, and (ii) $1.2 million of NOLs generated in 2018 and acquired from First Priority. The carryback of these NOLs to the 2017 tax year when the tax rate was 34% (versus 21% in 2018) generated a federal tax benefit of $318 thousand recorded in the provision for income taxes on the Consolidated Statements of Income for the year ended December 31, 2020. The remaining NOL balance of $119 thousand at December 31, 2021 was generated in the 2012 tax year, was acquired from First Priority, and expires in 2032. Mid Penn is limited to a deduction of the lesser of the available NOL carryforward or 80% of pre-NOL taxable income in a single tax year as set forth in the Tax Cuts and Jobs Act ("TCJA").
Mid Penn had no charitable contribution carryforwards at December 31, 2024 and December 31, 2023, while at December 31, 2022, Mid Penn had $43 thousand charitable contribution carryforwards which were acquired from Riverview. During the years ended December 31, 2024, 2023 and 2022, Mid Penn generated sufficient taxable income to utilize all charitable contribution carryforwards. Mid Penn expects to generate sufficient taxable income to utilize all charitable contribution carryforwards in the future.
Acquired Section 1231 losses totaling $314 thousand were recorded as a result of filing the final First Priority return in 2019 and expired in 2022.
The annual usage of acquired NOL, charitable contribution carryforwards, and Section 1231 losses is limited by Internal Revenue Service ("IRS") Section 382 regulations. These limitations are calculated separately for each acquisition as the federal long-term tax-exempt rate at the date of acquisition multiplied by the valuation of the selling company as calculated in accordance with GAAP. As a result, the usage of acquired NOLs, charitable contribution carryforwards, AMT carryforwards, and Section 1231 losses to offset taxable income related to the Riverview Acquisition is limited to $2.0 million per year and $1.9 million per year for the First Priority Acquisition. All contribution carryforwards related to the Scottdale Acquisition were utilized as of December 31, 2022.
The provision for income taxes consists of the following:

(In thousands)	2024	2023	2022
Current tax provision
Federal	$7,118	$7,570	$10,212
State	864	1,033	67
Total current tax provision	$7,982	$8,603	$10,279

Deferred tax expense (benefit)
Federal	$1,998	$(525)	$2,262
State	615	(781)	—
Total deferred tax expense (benefit)	2,613	(1,306)	2,262
Total provision for income taxes	$10,595	$7,297	$12,541
A reconciliation of the federal income tax provision at the statutory rate of 21% for 2024, 2023 and 2022 to Mid Penn's actual federal income tax provision at its effective rate is as follows:

(In thousands)	2024	2023	2022
Provision at the expected statutory rate	$12,607	$9,388	$14,143
Low income housing partnership tax credits	(2,163)	(1,337)	(929)
Effect of tax-exempt income	(804)	(641)	(614)
Effect of investment in life insurance	(770)	(252)	(203)
Nondeductible merger and acquisition expense	48	207	60
State income taxes, net of federal tax benefit	1,169	199	53
Nondeductible interest	150	108	20
Other items	358	(375)	11
Provision for income taxes	$10,595	$7,297	$12,541

MID PENN BANCORP, INC.
Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
No amounts for interest and penalties were recorded in income tax expense in the Consolidated Statement of Income for the years ended December 31, 2024, 2023, or 2022. There were no amounts accrued for interest and penalties at December 31, 2024 or 2023.
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
As of December 31, 2024 and 2023, the Corporation and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
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
Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The amount of dividends that may be paid from the Bank to the Corporation in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. For the year ended December 31, 2024, $39.5 million of undistributed earnings of the Bank, included in the consolidated shareholders’ equity balance, was available for distribution to the Corporation as dividends without prior regulatory approval, subject to regulatory capital requirements below.

MID PENN BANCORP, INC.
The following tables present the regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31:

	Actual		Minimum for Basel III Capital Adequacy		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
2024
Tier 1 Capital (to Average Assets)	$535,501	10.0%	$214,621	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	535,501	11.9	313,979	7.0	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	535,501	11.9	381,261	8.5	N/A	N/A
Total Capital (to Risk Weighted Assets)	618,971	13.8	470,969	10.5	N/A	N/A

Mid Penn Bank
2024
Tier 1 Capital (to Average Assets)	$495,729	9.2%	$214,461	4.0%	$268,076	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	495,729	11.1	313,456	7.0	291,066	6.5
Tier 1 Capital (to Risk Weighted Assets)	495,729	11.1	380,625	8.5	358,235	8.0
Total Capital (to Risk Weighted Assets)	533,458	11.9	470,183	10.5	447,794	10.0

Mid Penn Bancorp, Inc.
2023
Tier 1 Capital (to Average Assets)	$427,353	8.3%	$204,935	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	427,353	9.8	305,083	7.0	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	427,353	9.8	370,458	8.5	N/A	N/A
Total Capital (to Risk Weighted Assets)	510,734	11.7	457,624	10.5	N/A	N/A

Mid Penn Bank
2023
Tier 1 Capital (to Average Assets)	$458,077	8.9%	$204,777	4.0%	$255,971	5.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	458,077	10.5	304,788	7.0	283,018	6.5
Tier 1 Capital (to Risk Weighted Assets)	458,077	10.5	370,100	8.5	348,330	8.0
Total Capital (to Risk Weighted Assets)	495,104	11.4	457,182	10.5	$435,412	10.0
Note 18 - Commitments and Contingencies
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $64.3 million and $62.2 million of standby letters of credit outstanding as of December 31, 2024 and December 31, 2023, respectively. Mid Penn does not anticipate any losses because of these transactions. The

MID PENN BANCORP, INC.
amount of the liability as of December 31, 2024 and December 31, 2023 for payment under standby letters of credit issued was not considered material.
Mid Penn adopted FASB ASC 326, effective January 1, 2023, which requires Mid Penn to estimate expected credit losses for OBS credit exposures which are not unconditionally cancellable. Mid Penn maintains a separate ACL on OBS credit exposures, including unfunded loan commitments and letters of credit, which is included in other liabilities on the accompanying Consolidated Balance Sheets.
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
The ACL - OBS at December 31, 2024 was $2.9 million compared to $3.6 million at December 31, 2023. The benefit for OBS for the year ended December 31, 2024 was $628 thousand. On January 1, 2023 in conjunction with adopting ASC 326, Mid Penn recorded an additional $3.1 million of provision for OBS which was included in the adoption cumulative effect adjustment.
The following table presents the activity in the ACL - OBS by segment for the year ended December 31, 2024 and December 31, 2023:

(in thousands)	Balance at December 31, 2023	(Benefit)/Provision for credit loss	Year ended December 31, 2024
1-4 Family Rental	$11	$5	$16
C&I	1,270	(105)	1,165
CRE NonOwner Occupied	113	19	132
CRE Owner Occupied	106	(8)	98
Consumer	3	—	3
Farmland	108	(16)	92
HELOC & Junior Liens	100	(8)	92
Multifamily	24	3	27
Other Construction & Land	1,036	(244)	792
Residential Construction	778	(262)	516
Residential First Liens	18	(12)	6
	$3,567	$(628)	$2,939

MID PENN BANCORP, INC.

(in thousands)	Balance at December 31, 2022	Provision for credit loss	Year ended December 31, 2023
1-4 Family Rental	$—	$11	$11
C&I	33	1,237	1,270
CRE NonOwner Occupied	2	111	113
CRE Owner Occupied	4	102	106
Consumer	1	2	3
Farmland	2	106	108
HELOC & Junior Liens	13	87	100
Multifamily	—	24	24
Other Construction & Land	23	1,013	1,036
Residential Construction	6	772	778
Residential First Liens	1	17	18
	$85	$3,482	$3,567
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

MID PENN BANCORP, INC.
Note 19 - Earnings Per Share
The following table presents the computation of basic and diluted EPS:

(In thousands, except per share data)
	2024	2023	2022
Net income	$49,437	$37,397	$54,806

Weighted average shares outstanding (basic)	17,026,240	16,319,006	15,912,877
Effect of dilutive unvested restricted stock grants	44,622	31,957	21,758
Weighted average shares outstanding (diluted)	17,070,862	16,350,963	15,934,635

Basic earnings per common share	$2.90	$2.29	$3.44
Diluted earnings per common share	2.90	2.29	3.44
There were no antidilutive shares at December 31, 2024, 2023, and 2022.
As previously announced on a Form 8-K on November 4, 2024, Mid Penn completed an underwritten public offering of 2,375,000 shares of common stock at a price of $29.50 per share, with the aggregate gross proceeds of the offering totaling $70 million before underwriting discounts and offering expenses. The net proceeds of the offering after deducting the underwriting discount and other offering expenses were $67 million.
Additionally, as previously announced on the Form 8-K on November 4, 2024, Mid Penn pursuant to an option granted to the underwriting sold an additional 356,250 shares of the Company's common stock, in full, at the public offering price less underwriting discounts and commissions, or $28.025 per share. The issuance was completed on November 5, 2024.

MID PENN BANCORP, INC.
Note 20 - Shareholders' Equity
Accumulated Other Comprehensive Loss (Income)
The components of accumulated other comprehensive loss (income), net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance at December 31, 2021	$(255)	$—	$413	$158
OCI before reclassifications	(19,072)	—	(294)	(19,366)
Amounts reclassified from AOCI	—	—	(8)	(8)
Balance - December 31, 2022	(19,327)	—	111	(19,216)
OCI before reclassifications	1,988	820	(212)	2,596
Amounts reclassified from AOCI	—	—	(17)	(17)
Balance - December 31, 2023	(17,339)	820	(118)	(16,637)
OCI before reclassifications	(1,550)	665	723	(162)
Amounts reclassified from AOCI	—	—	(26)	(26)
Balance - December 31, 2024	$(18,889)	$1,485	$579	$(16,825)

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
Mid Penn repurchased 15,500 shares during 2024 at an average price per share of $20.81 under its share repurchase program. As of December 31, 2024, Mid Penn had repurchased 440,722 shares of common stock at an average price of $22.78 per share under the Program. The Program had $5.0 million remaining available for repurchase as of December 31, 2024.
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
As of December 31, 2024, a total of 263,974 restricted shares were granted under the 2014 Restricted Stock Plan, of which 82,278 shares were unvested. The 2014 Restricted Stock Plan shares granted and vested resulted in $1.1 million in share-based compensation expense for the years ended December 31, 2024 and 2023, respectively.
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
The following table presents compensation expense and related tax benefits for restricted stock awards recognized on the Consolidated Statements of Income:

(In thousands)	2024	2023	2022
Compensation expense	$1,047	$1,103	$1,142
Tax benefit	(220)	(232)	(240)
Net income effect	$827	$871	$902
The following table presents information regarding the non-vested restricted stock for the year ended December 31, 2024:

	Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2024	88,269	$26.07
Vested	(41,101)	25.50
Forfeited	(5,950)	20.59
Granted	41,060	20.05
Non-vested at December 31, 2024	82,278	23.75
At December 31, 2024, there was $1.9 million of unrecognized compensation cost related to all non-vested share-based compensation awards, which will be recognized as compensation expense through April 2028 with a weighted average recognition period of 2.5 years. Mid Penn recognizes the impact of forfeitures as of the forfeiture date.

MID PENN BANCORP, INC.
Note 22 - Segment Reporting
Mid Penn operates as a single reportable segment, providing a broad range of banking and financial services to individuals, businesses, and institutional clients. These services include commercial and consumer lending, deposit products, wealth management, insurance, and treasury management solutions. The Chief Executive Officer and the Chief Financial Officer are the Mid Penn Chief Operating Decision Makers ("CODM"). The CODM regularly evaluates financial performance and allocates resources on a consolidated basis.

The following table presents certain information reviewed by management:

(in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Net interest income	$156,671	$146,973	$147,833
Provision for credit losses	1,516	3,699	4,300
Noninterest income	22,493	20,008	23,657
Noninterest expense	117,616	118,588	99,843
Income taxes	10,595	7,297	12,541
Net income	49,437	37,397	54,806

Total assets	5,470,936	5,290,792	4,497,954

Other Segment Information

Revenue Composition: Mid Penn generates revenue primarily from net interest income and non-interest income, including fees from deposit accounts, wealth management, insurance, and treasury services.

Capital Allocation & Performance Metrics: The CODM assesses performance based on key financial metrics, including net interest margin, return on assets ("ROA"), return on equity ("ROE") and efficiency ratio.

MID PENN BANCORP, INC.
Note 23 - Variable Interest Entities
Mid Penn invests in Low-Income Housing Tax Credit ("LIHTC") partnerships that are considered variable interest entities ("VIEs") under ASC 810, Consolidation. These partnerships are formed to develop and operate affordable housing projects that qualify for federal tax credits under Section 42 of the Internal Revenue Code.
The Company evaluates its LIHTC investments to determine whether it has a controlling financial interest in the partnerships. A controlling financial interest exists if the Company:
•Has the power to direct activities that most significantly impact the entity's economic performance; and
•Has the obligation to absorb losses or the right to receive benefits that could be significant.
Based on this assessment, Mid Penn has determined that it is not the primary beneficiary of the LIHTC partnerships, as it does not control the significant operating decisions. Therefore, these entities are not consolidated in the financial statements.
Mid Penn accounts for its LIHTC investments using the proportional amortization method under ASC 323-740, Investments - Equity method and Joint Ventures: Investments in Qualified Affordable Housing Projects. Under this method:
•The initial investment is recorded as an asset with Other Assets on the balance sheet.
•Tax credits and other tax benefits are recognized as a reduction of income tax expense.
•The investment is amortized over the period in which the tax credits are received, with amortization recorded as a component of income tax expense.
The investments in these unconsolidated entities are reflected in other assets on the Consolidated Balance Sheet, and are summarized for the periods below:

	For the Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Income tax benefits	$2,163	$1,337
Amortization of LIHTC investments	2,290	1,625
LIHTC investments are periodically assessed for impairment. No impairment losses were recognized for the years ended December 31, 2024 and 2023.
In addition, Mid Penn holds private equity investments classified as variable interest entities, with a total carrying value of $2.8 million and $2.5 million as of December 31, 2024 and 2023. respectively. Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.

MID PENN BANCORP, INC.
Note 24 - Parent Company Statements

CONDENSED BALANCE SHEETS
	December 31,
(In thousands)	2024	2023
ASSETS
Cash and cash equivalents	$83,209	$10,064
Investment in subsidiaries	617,476	575,971
Other assets	1,423	4,252
Total assets	$702,108	$590,287

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt and trust preferred securities	$45,741	$46,354
Other liabilities	1,349	1,583
Shareholders' equity	655,018	542,350
Total liabilities and shareholders' equity	$702,108	$590,287

CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(In thousands)	2024	2023	2022
Income
Other income	$62	$147	$1,130
Total Income	62	147	1,130

Expenses	6,677	10,865	7,333
(Loss) income before income tax and equity in undistributed earnings of subsidiaries	(6,615)	(10,718)	(6,203)
Income Tax Benefit	1,549	2,932	702
Equity in undistributed earnings of subsidiaries	54,503	45,183	60,307
Net Income	$49,437	$37,397	$54,806

MID PENN BANCORP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(In thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,437	$37,397	$54,806
Equity in undistributed earnings of subsidiaries	(54,503)	(45,183)	(60,307)
Stock based compensation	1,047	1,103	1,142
Amortization of debt issuance costs	7	7	26
Net change in other assets	2,829	(3,407)	759
Net change in other liabilities	(854)	(246)	(6,285)
Net cash (used in) provided by operating activities	(2,037)	(10,329)	(9,859)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition	—	(25,574)	—
Investment in subsidiary	12,810	71,493	(1,787)
Net cash provided by (used in) investing activities	12,810	45,919	(1,787)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(13,822)	(12,981)	(12,735)
Employee and Director Stock Purchase Plans stock issuance	561	482	364
Proceeds from issuance of common stock	75,956	—	—
Treasury stock purchased	(323)	(4,876)	(2,957)
Riverview restricted stock (1)	—	—	776
Subordinated debt and trust preferred securities redemption	—	(10,000)	(16,778)
Net cash (used in) provided by financing activities	62,372	(27,375)	(31,330)
Net increase (decrease) in cash and cash equivalents	73,145	8,215	(42,976)
Cash and cash equivalents, beginning of year	10,064	1,849	44,825
Cash and cash equivalents, end of year	$83,209	$10,064	$1,849
(1) Additionally, 2,500 shares of restricted stock were paid out in cash resulting in $776 thousand of cash consideration relating to stock awards.

MID PENN BANCORP, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2024. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2024, that Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. Management Report on Internal Controls over Financial Reporting is located on page 60 of this report and is incorporated herein by reference.
Our independent registered public accounting firm, RSM US LLP, also attested to, and reported on, the effectiveness of Mid Penn’s internal control over financial reporting as of December 31, 2024. RSM US LLP’s attestation report appears in Part II, Item 8, "Financial Statements and Supplemental Data."
Changes in Internal Controls over Financial Reporting
There were no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.
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

MID PENN BANCORP, INC.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item, relating to directors, executive officers, and control persons, is set forth under the captions "Executive Officers", "Information Regarding Director Nominees and Continuing Directors", "Delinquent Section 16(a) Reports", "Audit Committee Report", and "Governance of the Corporation" in Mid Penn’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item, relating to executive compensation, is set forth under the captions "Compensation Discussion and Analysis", "Executive Compensation", "Potential Payments Upon Termination or Change In Control", "Information Regarding Director Nominees and Continuing Directors", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", and "Pay Versus Performance" of Mid Penn’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders, which pages are incorporated herein by reference. In accordance with Items 402(v) and 407(e)(5) of Regulation S-K, the information set forth under the captions “Pay versus Performance” and “Compensation Committee Report” in such proxy statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption "Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management" of Mid Penn’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders, which pages are incorporated herein by reference. All awards under the Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan are in the form of restricted stock. Accordingly, they were not included in calculating the weighted-average exercise price because the shares of common stock will be issued for no consideration.
The following table provides information related to equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	82,278	—	5,250
Equity compensation plans not approved by security holders	—	—	—
Total	82,278	—	5,250
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions "Certain Relationships and Related Transactions" and "Governance of the Corporation" of Mid Penn’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

MID PENN BANCORP, INC.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption "Audit Committee Report" and "Proposal No. 5: Ratification of the Appointment of RSM US, LLP as the Corporation’s Independent Registered Public Accounting Firm for 2025" of Mid Penn’s definitive proxy statement to be used in connection with the 2025 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
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

2.5
Agreement and Plan of Merger, dated as of October 31, 2024, by and between William Penn Bancorporation and Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on November 1, 2024.)

3(i)	The Registrant’s amended Articles of Incorporation. (Incorporated by reference to Exhibit 3(i) to Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2023).

3(ii)	The Registrant’s By-laws (Incorporated by reference to Exhibit 3(ii) of the Registrant's Annual Report on Form 10-K filed with the SEC on March 28, 2024.)

4.1	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed on January 17, 2025.)

MID PENN BANCORP, INC.

10.1
The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)

10.2	Mid Penn Bancorp, Inc. 2014 Restricted Stock Plan. (Incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement on Schedule 14A as filed with the SEC on March 27, 2014.)

10.3	Form of Mid Penn Bancorp, Inc. Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.4 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 12, 2018.)

10.4	Mid Penn Bancorp, Inc. Director Stock Purchase Plan (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-8, filed with the SEC on June 8, 2017.)

10.5
Amended and Restated Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Rory G. Ritrievi dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.6
Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Scott Micklewright dated September 6, 2022. (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.7
Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Justin T. Webb dated September 6, 2022. (Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed with the SEC on September 9, 2022.)

10.8
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

10.14	Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.)

10.15	Director Retirement Plan (Incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.)

10.16	Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed with the SEC on May 25, 2023)

MID PENN BANCORP, INC.

10.17	2023 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-8 filed with the SEC on May 25, 2023)

10.18	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 24, 2025.)

10.19
Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Jordan D. Space dated September 6, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed for the quarterly period ended March 31, 2024.)

10.20
Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Jordan D. Space dated September 18, 2023 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.)

10.21
Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Jordan D. Space dated September 6, 2022 (Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024.)

10.22
Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Joseph Paese dated September 6, 2022. (Incorporated by reference to Exhibit 10.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2023.)

10.23
Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Joseph Paese dated September 6, 2022. (Incorporated by reference to Exhibit 10.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2023.)

10.24
Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Joseph Paese dated September 6, 2022. (Incorporated by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 16, 2023.)

19	Insider Trading Policy - filed herewith

21	Subsidiaries of Registrant - filed herewith.

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32	Principal Executive and Financial Officer’s §1350 Certifications.

97.1	Clawback Policy. (Incorporated by reference to Exhibit 97.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 28, 2024.)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

MID PENN BANCORP, INC.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
ITEM 16. FORM 10-K SUMMARY
None.

MID PENN BANCORP, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID PENN BANCORP, INC.
(Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
Chair, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 13, 2025

By:	/s/ Justin T. Webb
Justin T. Webb
Chief Financial Officer
(Principal Financial Officer)

Date:	March 13, 2025

MID PENN BANCORP, INC.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Rory G. Ritrievi	March 13, 2025
Rory G. Ritrievi
Chair, President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Justin T. Webb	March 13, 2025
Justin T. Webb
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Robert A. Abel	March 13, 2025
Robert A. Abel, Director

By:	/s/ Kimberly J. Brumbaugh	March 13, 2025
Kimberly J. Brumbaugh, Director

By:	/s/ Matthew G. DeSoto	March 13, 2025
Matthew G. DeSoto, Director

By:	/s/ Albert J. Evans	March 13, 2025
Albert J. Evans, Director

By:	/s/ Joel L. Frank	March 13, 2025
Joel L. Frank, Director

By:	/s/ Maureen M. Gathagan	March 13, 2025
Maureen M. Gathagan, Director

By:	/s/ Brian A. Hudson, Sr.	March 13, 2025
Brian A. Hudson, Sr., Director

By:	/s/ Bruce A. Kiefer	March 13, 2025
Bruce A. Kiefer, Director

By:	/s/ Theodore W. Mowery	March 13, 2025
Theodore W. Mowery, Director

By:	/s/ John E. Noone	March 13, 2025
John E. Noone, Director

By:	/s/ William A. Specht, III	March 13, 2025
William A. Specht, Director