Form 10-Q
period 2025-03-31
MID PENN BANCORP INC
filed 2025-05-08
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of April 30, 2025, the registrant had 19,387,178 shares of common stock outstanding, par value $1.00 per share.

FORM 10-Q
Unless the context otherwise requires, the terms "Mid Penn", "Corporation" "we", "us", and "our" refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

GLOSSARY OF DEFINED ACRONYMS AND TERMS

2023 Plan	2023 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income/(Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Mid Penn Bank
BOLI	Bank Owned Life Insurance
bp or bps	basis point(s)
Brunswick	Brunswick Bancorp
Brunswick Acquisition	Merger acquisition of Brunswick
CCL	Provision for Credit Losses - Credit Commitments
CD	Certificate of Deposit
CECL	Current Expected Credit Losses as defined by FASB ASC Topic 326
CRE	Commercial Real Estate
DCF	Discounted Cash Flow
DIF	FDIC’s Deposit Insurance Fund
DRIP	Dividend Reinvestment Plan
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation credit scoring model
FOMC	Federal Open Market Committee
FTE	Fully taxable-equivalent
HELOC	Home Equity Line of Credit
HFS	Held for Sale
HTM	Held to Maturity
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross domestic product
LGD	Loss Given Default
LHFI	Loans held for investment
Loans	Loans, net of unearned income
Management Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	Merger acquisition of William Penn
Mid Penn or the Corporation	Mid Penn Bancorp, Inc.
NASDAQ	Major stock exchange where the Corporation's shares are traded
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
PCD	Purchased Credit Deteriorated
PCL	Provision for Credit Losses - Loans
PD	Probability of Default
Public Offering	Underwritten public offering of 2,375,000 shares of the Corporation’s common stock
Riverview	Riverview Financial Corporation
Riverview Acquisition	Merger acquisition of Riverview
ROA	Return on Assets
ROE	Return on Equity
SBA	Small Business Association
SEC	Securities Exchange Commission
SOFR	Secured Overnight Financing Rate
William Penn	William Penn Bancorporation

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$47,688	$37,002
Interest-bearing balances with other financial institutions	16,880	14,490
Federal funds sold	42,686	19,072
Total cash and cash equivalents	107,254	70,564
Investment securities:
HTM, at amortized cost (fair value $339,708 and $340,648, respectively)	375,115	382,447
AFS, at fair value (amortized cost $278,158 and $284,770, respectively)	258,493	260,477
Equity securities, at fair value	436	428
Loans held for sale, at fair value	6,851	7,064
Loans, net of unearned income	4,491,167	4,443,070
Less: ACL - Loans	(35,838)	(35,514)
Net loans	4,455,329	4,407,556

Premises and equipment, net	40,328	38,806
Operating lease right of use asset	9,402	7,699
Finance lease right of use asset	2,503	2,548
Cash surrender value of life insurance	51,351	51,521
Restricted investment in bank stocks	6,660	7,461
Accrued interest receivable	27,263	26,846
Deferred income taxes	21,800	22,747
Goodwill	128,160	128,160
Core deposit and other intangibles, net	5,814	6,242
Foreclosed assets held for sale	1,402	44
Other assets	47,865	50,326
Total Assets	$5,546,026	$5,470,936

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$788,316	$759,169
Interest-bearing transaction accounts	2,375,205	2,319,753
Time	1,568,681	1,611,005
Total Deposits	4,732,202	4,689,927

Short-term borrowings	25,000	2,000
Long-term debt	23,489	23,603
Subordinated debt	45,587	45,741
Operating lease liability	9,765	8,092
Accrued interest payable	12,900	13,484
Other liabilities	29,150	33,071
Total Liabilities	4,878,093	4,815,918

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized at March 31, 2025 and December 31, 2024; 19,802,816 issued at March 31, 2025 and 19,796,519 at December 31, 2024; 19,362,094 outstanding at March 31, 2025 and 19,355,797 at December 31, 2024	19,803	19,797
Additional paid-in capital	480,866	480,491
Retained earnings	191,469	181,597
Accumulated other comprehensive loss	(14,163)	(16,825)
Treasury stock, at cost; 440,722 shares at March 31, 2025 and December 31, 2024.	(10,042)	(10,042)
Total Shareholders’ Equity	667,933	655,018
Total Liabilities and Shareholders' Equity	$5,546,026	$5,470,936
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
INTEREST INCOME
Loans, including fees	$66,537	$63,236
Investment securities:
Taxable	4,460	4,040
Tax-exempt	348	376
Other interest-bearing balances	138	403
Federal funds sold	261	136
Total Interest Income	71,744	68,191
INTEREST EXPENSE
Deposits	28,264	26,332
Short-term borrowings	290	4,446
Long-term and subordinated debt	681	957
Total Interest Expense	29,235	31,735
Net Interest Income	42,509	36,456
Provision/(benefit) for credit losses - loans	321	(619)
Benefit for credit losses - credit commitments	(20)	(318)
Net provision/(benefit) for credit losses	301	(937)
Net Interest Income After Provision/Benefit for Credit Losses	42,208	37,393
NONINTEREST INCOME
Fiduciary and wealth management	1,140	1,132
ATM debit card interchange	919	945
Service charges on deposits	562	509
Mortgage banking	591	424
Mortgage hedging	(9)	—
Net gain on sales of SBA loans	57	107
Earnings from cash surrender value of life insurance	274	284
Other	1,705	2,436
Total Noninterest Income	5,239	5,837
NONINTEREST EXPENSE
Salaries and employee benefits	16,309	15,462
Software licensing and utilization	2,574	2,120
Occupancy, net	2,274	1,982
Equipment	1,094	1,222
Shares tax	919	997
Legal and professional fees	826	998
ATM/card processing	733	534
Intangible amortization	428	428
FDIC Assessment	990	945
Gain on sale of foreclosed assets, net	(28)	—
Merger and acquisition	314	—
Other	4,209	3,832
Total Noninterest Expense	30,642	28,520
INCOME BEFORE PROVISION FOR INCOME TAXES	16,805	14,710
Provision for income taxes	3,063	2,577
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$13,742	$12,133

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.71	$0.73
Diluted Earnings Per Common Share	$0.71	$0.73
Weighted-average basic shares outstanding	19,355,867	16,567,902
Weighted-average diluted shares outstanding	19,416,265	16,613,373
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2025	2024
Net income	$13,742	$12,133

Other comprehensive income/(loss):

Unrealized gains/(losses) arising during the period on available for sale securities, net of income tax.	3,656	(1,711)

Unrealized holding (losses)/gains arising during the period on interest rate derivatives used in cash flow hedges, net of income tax.	(984)	1,410

Change in defined benefit plans, net of income tax.(1)	16	8

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax.(2)	(26)	(17)

Total other comprehensive income/(loss)	2,662	(310)

Total comprehensive income	$16,404	$11,823
(1)The change in defined benefit plans consists primarily of unrecognized actuarial gains on defined benefit plans during the period.
(2)The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2025	19,796,519	$19,797	$480,491	$181,597	$(16,825)	$(10,042)	$655,018
Net income	—	—	—	13,742	—	—	13,742
Total other comprehensive income	—	—	—	—	2,662	—	2,662
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,870)	—	—	(3,870)
Repurchased stock	—	—	—	—	—	—	—
Employee Stock Purchase Plan	5,311	5	132	—	—	—	137
Director Stock Purchase Plan	986	1	25	—	—	—	26
Restricted stock activity	—	—	218	—	—	—	218
Balance, March 31, 2025	19,802,816	$19,803	$480,866	$191,469	$(14,163)	$(10,042)	$667,933

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2024	16,998,929	$16,999	$405,725	$145,982	$(16,637)	$(9,719)	$542,350
Net income	—	—	—	12,133	—	—	12,133
Total other comprehensive income	—	—	—	—	(310)	—	(310)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,314)	—	—	(3,314)
Repurchased stock	—	—	—	—	—	(323)	(323)
Employee Stock Purchase Plan	5,653	5	107	—	—	—	112
Director Stock Purchase Plan	1,777	2	34	—	—	—	36
Restricted stock activity	—	—	284	—	—	—	284
Balance, March 31, 2024	17,006,359	$17,006	$406,150	$154,801	$(16,947)	$(10,042)	$550,968
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2025	2024
Operating Activities:
Net Income	$13,742	$12,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision/(benefit) for credit losses	301	(937)
Depreciation	1,133	1,192
Amortization of intangibles	428	428
Net amortization of security discounts/premiums	70	102
Noncash operating lease expense	619	539
Amortization of finance lease right of use asset	45	44
Earnings on cash surrender value of life insurance	(274)	(284)
Mortgage loans originated for sale	(20,566)	(16,808)
Proceeds from sales of mortgage loans originated for sale	21,370	16,506
Gain on sale of mortgage loans	(591)	(424)
SBA loans originated for sale	(728)	(1,553)
Proceeds from sales of SBA loans originated for sale	785	1,446
Gain on sale of SBA loans	(57)	(107)
Gain on sale of property, plant, and equipment	—	(32)
Gain on sale or write-down of foreclosed assets	(28)	—
Accretion of subordinated debt	(154)	(153)
Stock compensation expense	218	284
Change in deferred income tax cost	206	1,402
Increase accrued interest receivable	(417)	(1,155)
Decrease/(Increase) in other assets	822	(3,484)
(Decrease)/Increase in accrued interest payable	(584)	2,073
Decrease in operating lease liability	(649)	(602)
(Decrease)/Increase in other liabilities	(4,162)	1,799
Net Cash Provided By Operating Activities	11,529	12,409

Investing Activities:
Proceeds from the maturity or call of available-for-sale securities	6,609	3,741
Proceeds from the maturity or call of held-to-maturity securities	7,265	2,045
Stock dividends of FHLB and other bank stock	151	239
Reduction (Purchases) of restricted investment in bank stock	650	(917)
Net increase in loans	(49,476)	(68,987)
Purchases of bank premises and equipment	(2,720)	(351)
Proceeds from the sale of premises and equipment	65	32
Proceeds from the sale of foreclosed assets	72	—
Proceeds from bank-owned life insurance	527	—
Gain on bank-owned life insurance	(83)	—
Net change in investments in tax credits and other partnerships	647	(1,548)
Net Cash Used in Investing Activities	(36,293)	(65,746)

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

Financing Activities:
Net increase in deposits	42,275	32,893
Common stock dividends paid	(3,870)	(3,314)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	163	148
Treasury stock purchased	—	(323)
Net change in finance lease liability	(36)	(24)
Net change in short-term borrowings	23,000	30,317
Long-term debt repayment	(78)	(35,038)
Net Cash Provided by Financing Activities	61,454	24,659

Net increase/(decrease) in cash and cash equivalents	36,690	(28,678)
Cash and cash equivalents, beginning of period	70,564	96,763
Cash and cash equivalents, end of period	$107,254	$68,085

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$29,819	$29,662
Cash paid for income taxes	185	—

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$2,322	$—
Recognition of operating lease liabilities	2,322	—
Loans transferred to foreclosed assets held for sale	1,402	4,817
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Summary of Significant Accounting Policies
Nature of Operations
Mid Penn Bancorp, Inc. ("Mid Penn" or the "Corporation"), through operations conducted by Mid Penn Bank (the "Bank") and its nonbank subsidiaries, engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities and local government loans, and various types of time and demand deposits including but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit, and Individual Retirement Accounts. In addition, the Bank provides a full range of trust and wealth management services through its Trust Department. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.
Mid Penn also fulfills the insurance needs of both existing and potential customers through MPB Risk Services, LLC, doing business as MPB Insurance and Risk Management.
The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its retail banking offices located throughout Pennsylvania and three counties in New Jersey.
Basis of Presentation
For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and five wholly-owned nonbank subsidiaries, MPB Realty, LLC, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC (which ceased operating during the first quarter of 2024), MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of March 31, 2025, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Mid Penn believes the information presented is not misleading, and the disclosures are adequate. For comparative purposes, the March 31, 2024 and December 31, 2024 balances have been reclassified, when necessary, to conform to the 2025 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2024 Annual Report.
Subsequent Events
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements.
On April 30, 2025, Mid Penn completed its acquisition of William Penn Bancorporation through the merger of William Penn with and into Mid Penn. The Merger was completed in accordance with the terms and conditions of the Agreement and Plan of Merger dated October 31, 2024, between Mid Penn and William Penn.
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

ASU 2024-04: The FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments

The amendments in the ASU clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in the ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06. ASU 2024-04 is not expected to have a significant impact on the Corporation's financial statements.

MID PENN BANCORP, INC.

ASU 2025-01 - The FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date

The amendments in the ASU clarify the effective date of ASU 2024-03 which requires public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The amendments in the ASU are effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2025-01 is not expected to have a significant impact on the Corporation's financial statements.

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

MID PENN BANCORP, INC.

Note 3 - Investment Securities
AFS Securities
At March 31, 2025, the fair value of AFS securities totaled $258.5 million. At March 31, 2025, no securities were identified that violated credit loss triggers; therefore, no DCF analysis was performed, and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At March 31, 2025, accrued interest receivable totaled $1.1 million for AFS securities, and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
HTM Securities
At March 31, 2025, Mid Penn’s HTM securities totaled $375.1 million. The Company primarily held highly rated HTM securities, including taxable and tax-exempt securities issued mainly by the U.S government, state governments, and political subdivisions. As of March 31, 2025, the majority of Mid Penn's HTM securities were rated as A1/BBB by Moody's and/or Standard & Poor's ratings services. Credit ratings of HTM securities, which are a key factor in estimating expected credit losses, are reviewed on a quarterly basis.
At March 31, 2025, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at March 31, 2025. Therefore, no allowance for credit losses was recorded as of March 31, 2025.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At March 31, 2025, accrued interest receivable totaled $2.2 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
The following tables set forth the amortized cost and estimated fair value of investment securities for the periods presented:

	March 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$22,273	$—	$516	$21,757
Mortgage-backed U.S. government agencies	215,826	289	16,008	200,107
State and political subdivision obligations	4,305	—	710	3,595
Corporate debt securities	35,754	35	2,755	33,034
Total available-for-sale debt securities	278,158	324	19,989	258,493
Held-to-maturity
U.S. Treasury and U.S. government agencies	$237,976	$—	$22,952	$215,024
Mortgage-backed U.S. government agencies	36,275	1	4,703	31,573
State and political subdivision obligations	75,418	—	6,633	68,785
Corporate debt securities	25,446	—	1,120	24,326
Total held-to-maturity debt securities	375,115	1	35,408	339,708
Total	$653,273	$325	$55,397	$598,201

MID PENN BANCORP, INC.

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$22,247	$—	$740	$21,507
Mortgage-backed U.S. government agencies	222,464	11	19,531	202,944
State and political subdivision obligations	4,309	—	713	3,596
Corporate debt securities	35,750	—	3,320	32,430
Total available-for-sale debt securities	$284,770	$11	$24,304	$260,477
Held-to-maturity
U.S. Treasury and U.S. government agencies	$241,941	$—	$28,133	$213,808
Mortgage-backed U.S. government agencies	37,593	—	5,508	32,085
State and political subdivision obligations	77,462	—	6,840	70,622
Corporate debt securities	25,451	—	1,318	24,133
Total held-to-maturity debt securities	382,447	—	41,799	340,648
Total	$667,217	$11	$66,103	$601,125
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
Investment securities having a fair value of $429.4 million at March 31, 2025 and $440.0 million at December 31, 2024 were pledged primarily to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $113.0 million as of March 31, 2025 and $156.0 million as of December 31, 2024.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
March 31, 2025	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	12	$21,757	$516	12	$21,757	$516
Mortgage-backed U.S. government agencies	10	74,099	1,141	90	126,008	14,867	100	200,107	16,008
State and political subdivision obligations	—	—	—	8	3,595	710	8	3,595	710
Corporate debt securities	1	3,955	—	17	29,079	2,755	18	33,034	2,755
Total available-for-sale debt securities	11	$78,054	$1,141	127	$180,439	$18,848	138	$258,493	$19,989

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	—	—	—	141	215,024	22,952	141	215,024	22,952
Mortgage-backed U.S. government agencies	3	302	—	61	31,271	4,703	64	31,573	4,703
State and political subdivision obligations	9	3,734	23	163	65,051	6,610	172	68,785	6,633
Corporate debt securities	4	10,500	—	11	13,826	1,120	15	24,326	1,120
Total held-to-maturity debt securities	16	14,536	23	376	325,172	35,385	392	339,708	35,408
Total	27	$92,590	$1,164	503	$505,611	$54,233	530	$598,201	$55,397

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2024	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	12	$21,507	$740	12	$21,507	$740
Mortgage-backed U.S. government agencies	9	72,499	1,847	91	130,445	17,684	100	202,944	19,531
State and political subdivision obligations	—	—	—	8	3,596	713	8	3,596	713
Corporate debt securities	—	—	—	18	32,430	3,320	18	32,430	3,320
Total available-for-sale securities	9	72,499	1,847	129	187,978	22,457	138	260,477	24,304

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	143	$213,808	$28,133	143	$213,808	$28,133
Mortgage-backed U.S. government agencies	2	163	1	62	31,922	5,507	64	32,085	5,508
State and political subdivision obligations	8	3,176	30	169	67,446	6,810	177	70,622	6,840
Corporate debt securities	4	10,500	—	11	13,633	1,318	15	24,133	1,318
Total held to maturity securities	14	13,839	31	385	326,809	41,768	399	340,648	41,799
Total	23	$86,338	$1,878	514	$514,787	$64,225	537	$601,125	$66,103
At March 31, 2025 and 2024, the majority of the unrealized losses on securities in an unrealized loss position were attributable to U.S. Treasury and U.S. government agencies, and mortgage-backed U.S. government agencies.

Mid Penn had no securities considered by management to be credit related losses as of March 31, 2025 and 2024, and did not record any securities losses in the respective periods ended on these dates. Mid Penn does not consider the securities with unrealized losses on the respective dates to be credit related losses as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.
There were no gross realized gains and losses on sales of available-for-sale debt securities for the three months ended March 31, 2025 and 2024.

The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
March 31, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$10,501	$10,486	$19,738	$19,640
Due after 1 year but within 5 years	22,423	21,734	140,361	131,748
Due after 5 years but within 10 years	28,564	25,538	164,425	145,154
Due after 10 years	844	628	14,316	11,593
	62,332	58,386	338,840	308,135
Mortgage-backed securities	215,826	200,107	36,275	31,573
	$278,158	$258,493	$375,115	$339,708

MID PENN BANCORP, INC.

Note 4 - Loans and Allowance for Credit Losses - Loans
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	March 31, 2025	December 31, 2024
Commercial real estate
CRE Nonowner Occupied	$1,272,153	$1,251,010
CRE Owner Occupied	654,305	624,007
Multifamily	410,531	412,900
Farmland	226,033	224,709
Total Commercial real estate	2,563,022	2,512,626
Commercial and industrial	720,695	705,392
Construction
Residential Construction	88,196	99,399
Other Construction	321,015	326,171
Total Construction	409,211	425,570
Residential mortgage
1-4 Family 1st Lien	312,162	313,592
1-4 Family Rental	339,880	336,636
HELOC and Junior Liens	139,380	140,392
Total Residential Mortgage	791,422	790,620
Consumer	6,817	8,862
Total loans	$4,491,167	$4,443,070

Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees were $3.3 million and $3.8 million as of March 31, 2025 and December 31, 2024, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. Accrued interest receivable for loans totaled $23.5 million and $22.9 million as of March 31, 2025 and December 31, 2024, respectively, with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of March 31, 2025 and December 31, 2024, are summarized as follows:

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
March 31, 2025
Commercial real estate
CRE Nonowner Occupied	$1,746	$—	$13,919	$15,665	$1,256,488	$1,272,153	$—
CRE Owner Occupied	2,176	—	298	2,474	651,831	654,305	—
Multifamily	—	—	—	—	410,531	410,531	—
Farmland	1	—	—	1	226,032	226,033	—
Total Commercial real estate	3,923	—	14,217	18,140	2,544,882	2,563,022	—
Commercial and industrial	112	35	797	944	719,751	720,695	3
Construction
Residential Construction	—	—	—	—	88,196	88,196	—
Other Construction	—	—	—	—	321,015	321,015	—
Total Construction	—	—	—	—	409,211	409,211	—
Residential mortgage
1-4 Family 1st Lien	583	79	386	1,048	311,114	312,162	—
1-4 Family Rental	—	4	125	129	339,751	339,880	—
HELOC and Junior Liens	649	—	1,433	2,082	137,298	139,380	—
Total Residential Mortgage	1,232	83	1,944	3,259	788,163	791,422	—
Consumer	—	—	—	—	6,817	6,817	—
Total	$5,267	$118	$16,958	$22,343	$4,468,824	$4,491,167	$3

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2024
Commercial real estate
CRE Nonowner Occupied	$1,281	$1,515	$11,658	$14,454	$1,236,556	$1,251,010	$—
CRE Owner Occupied	39	51	262	352	623,655	624,007	—
Multifamily	—	—	—	—	412,900	412,900	—
Farmland	184	—	—	184	224,525	224,709	—
Total Commercial real estate	1,504	1,566	11,920	14,990	2,497,636	2,512,626	—
Commercial and industrial	74	3	794	871	704,521	705,392	—
Construction
Residential Construction	—	—	—	—	99,399	99,399	—
Other Construction	—	—	—	—	326,171	326,171	—
Total Construction	—	—	—	—	425,570	425,570	—
Residential mortgage
1-4 Family 1st Lien	2,853	220	516	3,589	310,003	313,592	—
1-4 Family Rental	374	7	137	518	336,118	336,636	—
HELOC and Junior Liens	724	209	2,157	3,090	137,302	140,392	—
Total Residential Mortgage	3,951	436	2,810	7,197	783,423	790,620	—
Consumer	20	—	—	20	8,842	8,862	—
Total	$5,549	$2,005	$15,524	$23,078	$4,419,992	$4,443,070	$—
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025			December 31, 2024
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate
CRE Nonowner Occupied	3,677	10,242	13,919	2,622	11,153	13,775
CRE Owner Occupied	—	2,032	2,032	—	546	546
Multifamily	—	147	147	—	154	154
Total Commercial real estate	3,677	12,421	16,098	2,622	11,853	14,475
Commercial and industrial	4,989	611	5,600	758	3,894	4,652
Construction
Residential Construction	—	—	—	—	—	—
Other Construction	—	—	—	—	—	—
Total Construction	—	—	—	—	—	—
Residential mortgage
1-4 Family 1st Lien	—	654	654	—	1,028	1,028
1-4 Family Rental	—	160	160	—	176	176
HELOC and Junior Liens	—	1,533	1,533	—	2,279	2,279
Total Residential Mortgage	$—	$2,347	$2,347	$—	$3,483	$3,483
Consumer	—	—	—	—	—	—
Total loans	$8,666	$15,379	$24,045	$3,380	$19,230	$22,610

MID PENN BANCORP, INC.

The amount of interest income recognized on nonaccrual loans was approximately $127 thousand and $159 thousand during the three months ended March 31, 2025 and 2024, respectively.
Credit Quality Indicators
Mid Penn categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. On a minimum of a quarterly basis, Mid Penn analyzes loans individually to classify the loans according to their credit risk. The following table presents risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal.
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

MID PENN BANCORP, INC.

The following table presents risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal.

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2025	2024	2023	2022	2021	Prior		Total
CRE Nonowner Occupied
Pass	$20,673	$85,769	$197,443	$339,713	$150,865	$440,272	$11,179	$1,245,914
Special mention	—	—	—	—	—	4,418	—	4,418
Substandard or lower	—	—	1,540	1,280	—	19,001	—	21,821
Total CRE Nonowner Occupied	20,673	85,769	198,983	340,993	150,865	463,691	11,179	1,272,153
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	1	—	1
Net charge offs	—	—	—	—	—	1	—	1
CRE Owner Occupied
Pass	33,854	61,419	104,424	104,367	64,246	263,242	14,350	645,902
Special mention	—	—	—	4,943	174	1,001	—	6,118
Substandard or lower	—	—	—	—	235	2,050	—	2,285
Total CRE Owner Occupied	33,854	61,419	104,424	109,310	64,655	266,293	14,350	654,305
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Multifamily
Pass	2,943	4,854	66,143	118,458	100,824	113,606	3,505	410,333
Special mention	—	—	—	—	—	51	—	51
Substandard or lower	—	—	—	—	—	147	—	147
Total Multifamily	2,943	4,854	66,143	118,458	100,824	113,804	3,505	410,531
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Farmland
Pass	7,125	28,095	29,605	54,696	40,912	48,779	13,224	222,436
Special mention	—	—	127	—	1,153	2,129	188	3,597
Substandard or lower	—	—	—	—	—	—	—	—
Total Farmland	7,125	28,095	29,732	54,696	42,065	50,908	13,412	226,033
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	53,535	111,556	100,212	71,545	52,191	103,350	217,835	710,224
Special mention	—	120	56	213	62	2,451	4,585	7,487
Substandard or lower	—	—	—	—	785	1,599	600	2,984
Total commercial and industrial	53,535	111,676	100,268	71,758	53,038	107,400	223,020	720,695
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	1	—	—	5	—	6
Net charge offs	—	—	1	—	—	5	—	6

MID PENN BANCORP, INC.

Residential Construction
Pass	1,923	38,527	36,783	2,952	—	—	8,011	88,196
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Residential Construction	1,923	38,527	36,783	2,952	—	—	8,011	88,196
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other Construction
Pass	20,573	69,098	74,600	97,132	10,927	21,577	27,108	321,015
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Other Construction	20,573	69,098	74,600	97,132	10,927	21,577	27,108	321,015
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	15,389	18,710	59,014	44,951	34,232	135,632	2,354	310,282
Non-performing	—	—	—	—	—	1,880	—	1,880
Total 1-4 Family 1st Lien	15,389	18,710	59,014	44,951	34,232	137,512	2,354	312,162
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	2	—	2
Net recoveries	—	—	—	—	—	2	—	2
1-4 Family Rental
Performing	9,308	24,953	49,924	93,316	57,899	101,725	1,896	339,021
Non-performing	—	—	147	—	—	712	—	859
Total 1-4 Family Rental	9,308	24,953	50,071	93,316	57,899	102,437	1,896	339,880
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
HELOC and Junior Liens
Performing	1,230	5,023	15,743	9,347	4,810	12,693	87,297	136,143
Non-performing	—	1,000	101	—	—	1,135	1,001	3,237
Total HELOC and Junior Liens	1,230	6,023	15,844	9,347	4,810	13,828	88,298	139,380
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Consumer
Performing	1,379	1,566	915	316	365	265	2,011	6,817
Non-performing	—	—	—	—	—	—	—	—
Total consumer	1,379	1,566	915	316	365	265	2,011	6,817
Gross charge offs	—	—	—	—	—	(15)	—	(15)
Current period recoveries	—	—	—	—	—	9	—	9
Net charge offs	—	—	—	—	—	(6)	—	(6)
Total
Pass	$140,626	$399,318	$609,210	$788,863	$419,965	$990,826	$295,212	$3,644,020
Special mention	—	120	183	5,156	1,389	10,050	4,773	21,671
Substandard or lower	—	—	1,540	1,280	1,020	22,797	600	27,237

MID PENN BANCORP, INC.

Performing	27,306	50,252	125,596	147,930	97,306	250,315	93,558	792,263
Nonperforming	—	1,000	248	—	—	3,727	1,001	5,976
Total	$167,932	$450,690	$736,777	$943,229	$519,680	$1,277,715	$395,144	$4,491,167

MID PENN BANCORP, INC.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2024	2023	2022	2021	2020	Prior		Total
CRE Nonowner Occupied
Pass	$85,501	$176,018	$343,072	$152,157	$130,650	$325,478	$11,732	$1,224,608
Special mention	—	—	—	—	—	3,105	—	3,105
Substandard or lower	—	1,515	1,260	—	3,281	17,241	—	23,297
Total CRE Nonowner Occupied	85,501	177,533	344,332	152,157	133,931	345,824	11,732	1,251,010
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	2	—	2
Net recoveries	—	—	—	—	—	2	—	2
CRE Owner Occupied
Pass	52,922	99,065	106,876	66,160	77,774	199,725	11,630	614,152
Special mention	—	222	4,991	227	—	2,133	—	7,573
Substandard or lower	—	—	—	194	—	2,088	—	2,282
Total CRE Owner Occupied	52,922	99,287	111,867	66,581	77,774	203,946	11,630	624,007
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	4	—	4
Net recoveries	—	—	—	—	—	4	—	4
Multifamily
Pass	4,843	66,119	118,568	101,871	40,450	78,070	2,771	412,692
Special mention	—	—	—	—	—	54	—	54
Substandard or lower	—	—	—	—	—	154	—	154
Total Multifamily	4,843	66,119	118,568	101,871	40,450	78,278	2,771	412,900
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Farmland
Pass	27,449	31,259	56,178	42,693	25,119	24,729	14,801	222,228
Special mention	—	128	—	—	—	2,163	190	2,481
Substandard or lower	—	—	—	—	—	—	—	—
Total Farmland	27,449	31,387	56,178	42,693	25,119	26,892	14,991	224,709
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	114,175	106,657	78,702	54,312	21,532	92,723	222,525	690,626
Special mention	—	62	503	31	—	3,534	4,498	8,628
Substandard or lower	—	—	—	892	1,168	1,632	2,446	6,138
Total commercial and industrial	114,175	106,719	79,205	55,235	22,700	97,889	229,469	705,392
Gross charge offs	—	(201)	—	—	(206)	(412)	—	(819)
Current period recoveries	—	—	—	—	—	1	—	1
Net charge offs	—	(201)	—	—	(206)	(411)	—	(818)
Residential construction
Pass	34,275	37,222	15,559	—	—	2,007	10,336	99,399
Special mention	—	—	—	—	—	—	—	—

MID PENN BANCORP, INC.

Substandard or lower	—	—	—	—	—	—	—	—
Total Residential construction	34,275	37,222	15,559	—	—	2,007	10,336	99,399
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other construction
Pass	66,711	94,619	104,439	11,664	10,983	11,928	25,827	326,171
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Other construction	66,711	94,619	104,439	11,664	10,983	11,928	25,827	326,171
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	27,580	59,762	45,946	34,743	42,727	98,891	2,915	312,564
Non-performing	—	—	—	—	211	817	—	1,028
Total 1-4 Family 1st Lien	27,580	59,762	45,946	34,743	42,938	99,708	2,915	313,592
Gross charge offs	—	—	—	—	—	(7)	—	(7)
Current period recoveries	—	—	—	—	—	16	—	16
Net recoveries	—	—	—	—	—	9	—	9
1-4 Family Rental
Performing	28,735	51,488	88,594	59,397	35,222	69,890	2,009	335,335
Non-performing	—	147	—	—	595	559	—	1,301
Total 1-4 Family Rental	28,735	51,635	88,594	59,397	35,817	70,449	2,009	336,636
Gross charge offs	—	—	—	—	—	(2)	—	(2)
Current period recoveries	—	—	—	—	—	22	—	22
Net recoveries	—	—	—	—	—	20	—	20
HELOC and Junior Liens
Performing	6,096	16,125	9,856	4,845	2,182	10,887	88,122	138,113
Non-performing	—	21	—	—	—	1,257	1,001	2,279
Total HELOC and Junior Liens	6,096	16,146	9,856	4,845	2,182	12,144	89,123	140,392
Gross charge offs	—	—	(21)	—	—	—	—	(21)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	(21)	—	—	—	—	(21)
Consumer
Performing	4,214	972	354	394	107	234	2,587	8,862
Non-performing	—	—	—	—	—	—	—	—
Total consumer	4,214	972	354	394	107	234	2,587	8,862
Gross charge offs	—	—	(2)	—	—	(50)	—	(52)
Current period recoveries	—	—	1	—	—	38	—	39
Net charge offs	—	—	(1)	—	—	(12)	—	(13)
Total
Pass	$385,876	$610,959	$823,394	$428,857	$306,508	$734,660	$299,622	$3,589,876
Special mention	—	412	5,494	258	—	10,989	4,688	21,841
Substandard or lower	—	1,515	1,260	1,086	4,449	21,115	2,446	31,871
Performing	66,625	128,347	144,750	99,379	80,238	179,902	95,633	794,874
Nonperforming	—	168	—	—	806	2,633	1,001	4,608
Total	$452,501	$741,401	$974,898	$529,580	$392,001	$949,299	$403,390	$4,443,070

MID PENN BANCORP, INC.

Mid Penn had no loans classified as "doubtful" as of March 31, 2025 and December 31, 2024. There was $109 thousand and $861 thousand in loans for which formal foreclosure proceedings were in process at March 31, 2025 and December 31, 2024, respectively.
Collateral-Dependent Loans
A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, Mid Penn elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, Mid Penn records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land. Total collateral-dependent loans as of March 31, 2025 were $24.0 million.
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
Mid Penn determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools. To the extent the lives of the loans in the portfolio extend beyond this forecast period, Mid Penn uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.
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

MID PENN BANCORP, INC.

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
Loans are charged off against the ACL-loans, with any subsequent recoveries credited back to the ACL-loans account. Expected recoveries may not exceed the aggregate of amounts previously charged off and expected to be charged off.
The following tables present the activity in the ACL - loans by portfolio segment for the three months ended March 31, 2025 and the three months ended March 31, 2024:

(In thousands)	Balance at December 31, 2024	Charge offs	Recoveries	Net loans (charged off) recovered	Provision/(Benefit) for credit losses	Three Months Ended March 31, 2025
Commercial Real Estate
CRE Nonowner Occupied	11,047	—	1	1	(668)	10,380
CRE Owner Occupied	5,243	—	—	—	479	5,722
Multifamily	3,432	—	—	—	(108)	3,324
Farmland	1,932	—	—	—	143	2,075
Commercial and industrial	7,122	—	6	6	736	7,864
Construction
Residential Construction	931	—	—	—	(101)	830
Other Construction	2,131	—	—	—	(232)	1,899
Residential Mortgage
1-4 Family 1st Lien	1,503	—	2	2	77	1,582
1-4 Family Rental	1,756	—	—	—	(16)	1,740
HELOC and Junior Liens	392	—	—	—	12	404
Consumer	25	(15)	9	(6)	(1)	18
Total	35,514	(15)	18	3	321	35,838

MID PENN BANCORP, INC.

(In thousands)	Balance at December 31, 2023	Charge offs	Recoveries	Net loans (charged off) recovered	(Benefit)/Provision for credit losses	Three Months Ended March 31, 2024
Commercial Real Estate
CRE Nonowner Occupied	$10,267	$—	$—	$—	$150	$10,417
CRE Owner Occupied	5,646	—	—	—	(44)	5,602
Multifamily	2,202	—	—	—	168	2,370
Farmland	2,064	—	—	—	(62)	2,002
Commercial and industrial	7,131	—	—	—	(631)	6,500
Construction
Residential Construction	1,256	—	—	—	(80)	1,176
Other Construction	2,146	—	—	—	25	2,171
Residential Mortgage
1-4 Family 1st Lien	1,207	(7)	—	(7)	71	1,271
1-4 Family Rental	1,859	—	—	—	(320)	1,539
HELOC and Junior Liens	389	(21)	—	(21)	89	457
Consumer	20	(22)	6	(16)	15	19
Total	$34,187	$(50)	$6	$(44)	$(619)	$33,524

MID PENN BANCORP, INC.

The following table presents the ACL for loans and the amortized cost basis of the loans by the measurement methodology used as of March 31, 2025 and December 31, 2024:

(In thousands)	ACL - Loans			Loans
March 31, 2025	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$8,823	$1,557	$10,380	$1,258,234	$13,919	$1,272,153
CRE Owner Occupied	5,722	—	5,722	652,273	2,032	654,305
Multifamily	3,324	—	3,324	410,384	147	410,531
Farmland	2,075	—	2,075	226,033	—	226,033
Commercial and industrial	7,038	826	7,864	715,095	5,600	720,695
Construction
Residential Construction	830	—	830	88,196	—	88,196
Other Construction	1,899	—	1,899	321,015	—	321,015
Residential mortgage
1-4 Family 1st Lien	1,582	—	1,582	311,508	654	312,162
1-4 Family Rental	1,740	—	1,740	339,720	160	339,880
HELOC and Junior Liens	404	—	404	137,847	1,533	139,380
Consumer	18	—	18	6,817	—	6,817
Total	$33,455	$2,383	$35,838	$4,467,122	$24,045	$4,491,167

(In thousands)	ACL - Loans			Loans
December 31, 2024	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,945	$1,102	$11,047	$1,237,235	$13,775	$1,251,010
CRE Owner Occupied	5,243	—	5,243	623,461	546	624,007
Multifamily	3,432	—	3,432	412,746	154	412,900
Farmland	1,932	—	1,932	224,709	—	224,709
Commercial and industrial	6,785	337	7,122	700,740	4,652	705,392
Construction
Residential Construction	931	—	931	99,399	—	99,399
Other Construction	2,131	—	2,131	326,171	—	326,171
Residential mortgage
1-4 Family 1st Lien	1,503	—	1,503	312,564	1,028	313,592
1-4 Family Rental	1,756	—	1,756	336,460	176	336,636
HELOC and Junior Liens	392	—	392	138,113	2,279	140,392
Consumer	25	—	25	8,862	—	8,862
Total	$34,075	$1,439	$35,514	$4,420,460	$22,610	$4,443,070

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

There were no new modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2025.

Information related to loans modified (by type of modification) for the three months ended March 31, 2024, whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Three months ended March 31, 2024
HELOC and Junior Liens	$—	$—	$92	$92	0.01
Total Residential Mortgage	—	—	92	92	0.01
Total	$—	$—	$92	$92

The financial effects of the interest-only loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added 2.0 years to the life of the loan, which also reduced the monthly payment amounts for the borrower.
As of March 31, 2025, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2024.

MID PENN BANCORP, INC.

Note 5 - Deposits
Deposits consisted of the following as of March 31, 2025 and December 31, 2024:

(Dollars in thousands)	March 31, 2025	% of Total Deposits	December 31, 2024	% of Total Deposits
Noninterest-bearing demand deposits	$788,316	16.7%	$759,169	16.2%
Interest-bearing demand deposits	1,045,100	22.1%	1,101,444	23.5%
Money market	1,067,661	22.6%	958,051	20.4%
Savings	262,444	5.5%	260,258	5.5%
Total demand and savings	3,163,521	66.9%	3,078,922	65.6%
Time	1,568,681	33.1%	1,611,005	34.4%
Total deposits	$4,732,202	100.0%	$4,689,927	100.0%
The scheduled maturities of time deposits at March 31, 2025 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2025	$969,787	$296,652
Maturing in 2026	197,038	45,330
Maturing in 2027	35,580	1,824
Maturing in 2028	11,364	561
Maturing in 2029	5,815	255
Maturing thereafter	3,883	592
	$1,223,467	$345,214
Mid Penn had $319.8 million in brokered certificates of deposits as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, Mid Penn had $66.3 million and $83.7 million of CDAR (Certificate of Deposit Account Registry) deposits, respectively.

MID PENN BANCORP, INC.

Note 6 - Derivative Financial Instruments
Mid Penn manages its exposure to certain interest rate risks through the use of derivatives; however, none are entered into for speculative purposes. In 2025, Mid Penn entered into outstanding derivative contracts designated as hedges. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
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
Information related to loan level swaps is set forth in the following table:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$235,150	$217,150
Weighted average remaining term (years)	4.87	5.11
Receive fixed rate (weighted average)	4.88%	4.68%
Pay variable rate (weighted average)	6.63%	6.64%
Estimated fair value (1)	$9,901	$11,118

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$235,150	$217,150
Weighted average remaining term (years)	4.87	5.11
Receive variable rate (weighted average)	6.63%	6.64%
Pay fixed rate (weighted average)	4.88%	4.68%
Estimated fair value (2)	$9,901	$11,118
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

MID PENN BANCORP, INC.

Information related to cash flow hedges is set forth in the following table:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Cash flow hedges
Notional amount	$315,000	$295,000
Weighted average remaining term (years)	1.34	1.55
Pay fixed rate (weighted average)	3.66%	3.64%
Receive variable rate (weighted average)	3.89%	4.10%
Estimated fair value (1)	$913	$2,590
(1) Estimated fair value, net of accrued interest receivable, is disclosed in Other Assets on the Consolidated Balance Sheet.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months, Mid Penn estimates that an additional $914 thousand will be reclassified as a decrease to interest expense.

Note 7 - Accumulated Other Comprehensive (Loss) Income
The changes in each component of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance at December 31, 2024	$(18,889)	$1,485	$579	$(16,825)
OCI before reclassifications	3,656	(984)	16	2,688
Amounts reclassified from AOCI	—	—	(26)	(26)
Balance at March 31, 2025	$(15,233)	$501	$569	(14,163)

Balance at December 31, 2023	$(17,339)	$820	$(118)	$(16,637)
OCI before reclassifications	(1,711)	1,410	8	(293)
Amounts reclassified from AOCI	—	—	(17)	(17)
Balance at March 31, 2024	$(19,050)	$2,230	$(127)	$(16,947)

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
There were no transfers of assets between fair value Level 1 and Level 2 during the three months ended March 31, 2025 or the year ended December 31, 2024.
The following tables illustrate the assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets.

	March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$21,757	$—	$21,757
Mortgage-backed U.S. government agencies	—	200,107	—	200,107
State and political subdivision obligations	—	3,595	—	3,595
Corporate debt securities	—	33,034	—	33,034
Equity securities	436	—	—	436
Loans held for sale	—	6,851	—	6,851
Other assets:
Derivative assets	—	10,814	—	10,814
Other liabilities:
Derivative liabilities	—	9,901		9,901

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$21,507	$—	$21,507
Mortgage-backed U.S. government agencies	—	202,944	—	202,944
State and political subdivision obligations	—	3,596	—	3,596
Corporate debt securities	—	32,430	—	32,430
Equity securities	428	—	—	428
Loans held for sale	—	7,064	—	7,064
Other assets:
Derivative assets	—	13,708	—	13,708
Other liabilities:
Derivative Liabilities	—	11,118	—	11,118

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
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of March 31, 2025 were measured as the price that secondary market investors were offering for loans with similar characteristics.
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
Mortgage banking derivatives - represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps. The fair values of Mid Penn’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify Mortgage banking derivatives as Level 2. As of March 31, 2025, Mortgage banking derivatives are not considered material.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, upon their acquisition or when there is evidence of impairment).

The following table illustrates financial instruments measured at fair value on a nonrecurring basis:

	March 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$21,662	$21,662
Foreclosed assets held for sale	—	—	1,402	1,402

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$21,171	$21,171
Foreclosed assets held for sale	—	—	44	44
Net loans - This category consists of loans that were individually evaluated for credit losses, net of the related ACL, and have been classified as Level 3 assets. All of Mid Penn’s individually evaluated loans for 2025 and 2024, whether reporting a specific allowance allocation or not, are considered collateral-dependent. Mid Penn utilized Level 3 inputs such as independent appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.
Foreclosed assets held for sale - Values are based on appraisals that consider the sales prices of property in the proximate vicinity.

MID PENN BANCORP, INC.

The following table presents additional information about the valuation techniques for level 3 assets measured at fair value on a nonrecurring basis.

	March 31, 2025
(In thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$21,662	Appraisal of collateral	Appraisal adjustments	8%	-	100%	26.5%
Foreclosed assets held for sale	1,402	Appraisal of collateral	Appraisal adjustments	41%	-	41%	41.0%

	December 31, 2024
(In thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$21,171	Appraisal of collateral	Appraisal adjustments	—%	-	100%	5.6%
Foreclosed assets held for sale	44	Appraisal of collateral	Appraisal adjustments	26%	-	26%	26.0%
The following tables summarize the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	March 31, 2025
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$107,254	$107,254	$—	$—	$107,254
Available-for-sale securities	258,493	—	258,493	—	258,493
Held-to-maturity securities	375,115	—	339,708	—	339,708
Equity securities	436	436	—	—	436
Loans held for sale	6,851	—	6,851	—	6,851
Net loans	4,455,329	—	—	4,483,665	4,483,665
Restricted investment in bank stocks	6,660		6,660	—	6,660
Accrued interest receivable	27,263	27,263	—	—	27,263
Derivative assets	10,814	—	10,814	—	10,814
Financial instruments - liabilities
Deposits	$4,732,202	$—	$4,740,814	$—	$4,740,814
Short-term borrowings	25,000	—	25,000	—	25,000
Long-term debt (1)	20,462	—	20,369	—	20,369
Subordinated debt	45,587	—	43,246	—	43,246
Accrued interest payable	12,900	12,900	—	—	12,900
Derivative liabilities	9,901	—	9,901	—	9,901
(1)Long-term debt excludes finance lease obligations.

MID PENN BANCORP, INC.

	December 31, 2024
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$70,564	$70,564	$—	$—	$70,564
Available-for-sale securities	260,477	—	260,477	—	260,477
Held-to-maturity securities	382,447	—	340,648	—	340,648
Equity securities	428	428	—	—	428
Loans held for sale	7,064	—	7,064	—	7,064
Net loans	4,407,556	—	—	4,430,623	4,430,623
Restricted investment in bank stocks	7,461		7,461	—	7,461
Accrued interest receivable	26,846	26,846	—	—	26,846
Derivative assets	13,708	—	13,708	—	13,708
Financial instruments - liabilities
Deposits	$4,689,927	$—	$4,684,548	$—	$4,684,548
Short-term debt	2,000	—	2,000	—	2,000
Long-term debt (1)	20,540	—	19,120	—	19,120
Subordinated debt	45,741	—	42,811	—	42,811
Accrued interest payable	13,484	13,484	—	—	13,484
Derivative liabilities	11,118	—	11,118	—	11,118
(1)Long-term debt excludes finance lease obligations.
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of March 31, 2025 and December 31, 2024.
Note 9 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $67.5 million and $64.3 million of standby letters of credit outstanding as of March 31, 2025 and December 31, 2024, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of March 31, 2025 and December 31, 2024 for payment under standby letters of credit issued was not considered material.
Mid Penn is required to estimate expected credit losses for OBS credit exposures which are not unconditionally cancellable. Mid Penn maintains a separate ACL on OBS credit exposures, including unfunded loan commitments and letters of credit, which is included in other liabilities on the accompanying Consolidated Balance Sheets.
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
The ACL - OBS was $2.9 million as of March 31, 2025 and December 31, 2024. A benefit for credit losses - credit commitments of $20 thousand and $318 thousand was recorded for the three months ended March 31, 2025 and March 31, 2024, respectively.
The following table presents the activity in the ACL - OBS by segment for the three March 31, 2025 and December 31, 2024:

(in thousands)	Balance at December 31, 2024	(Benefit)/Provision for credit loss	Three months ended March 31, 2025
1-4 Family Rental	$16	$(3)	$13
C&I	1,165	157	1,322
CRE NonOwner Occupied	132	(23)	109
CRE Owner Occupied	98	7	105
Consumer	3	—	3
Farmland	92	20	112
HELOC & Junior Liens	92	3	95
Multifamily	27	(5)	22
Other Construction & Land	792	(132)	660
Residential Construction	516	(45)	471
Residential First Liens	6	1	7
	$2,939	$(20)	$2,919

(in thousands)	Balance at December 31, 2023	(Benefit)/Provision for credit loss	Three months ended March 31, 2024
1-4 Family Rental	$11	$—	$11
C&I	1,270	(132)	1,138
CRE NonOwner Occupied	113	(28)	85
CRE Owner Occupied	106	14	120
Consumer	3	—	3
Farmland	108	(13)	95
HELOC & Junior Liens	100	13	113
Multifamily	24	(7)	17
Other Construction & Land	1,036	(108)	928
Residential Construction	778	(47)	731
Residential First Liens	18	(10)	8
	$3,567	$(318)	$3,249
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

MID PENN BANCORP, INC.

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
Note 10 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were $25.0 million and $2.0 million as of March 31, 2025 and December 31, 2024, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by the Bank’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $2.4 billion at March 31, 2025. The Bank had a short-term borrowing capacity from the FHLB as of March 31, 2025 up to the Bank’s unused borrowing capacity of $1.5 billion (equal to $1.7 billion of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at March 31, 2025. No draws were made on these lines as of March 31, 2025 and December 31, 2024, respectively.
Long-term Debt
The following table presents a summary of long-term debt as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024
FHLB fixed rate instruments:
Due February 2026, 4.51%	$20,000	$20,000
Due August 2026, 4.80%	447	523
Due February 2027, 6.71%	15	17
Total FHLB fixed rate instruments	20,462	20,540
Lease obligations included in long-term debt	3,027	3,063
Total long-term debt	$23,489	$23,603
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Bank loan receivables, principally real estate secured loans. The Bank also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $113.0 million and $156.0 million as of March 31, 2025 and December 31, 2024, respectively.

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
The Riverview Notes were entered into by Riverview on October 6, 2020 with certain qualified institutional buyers and accredited institutional investors. The Riverview Notes have a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.75% per annum until October 15, 2025. Commencing on that date, the interest rate applicable to the outstanding principal amount due will be reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 563 bps, payable quarterly until maturity. Mid Penn may redeem the Riverview Notes at par, in whole or in part, at its option, anytime beginning on October 15, 2025, subject to any required regulatory approvals.
Subordinated Debt Issued December 2020
On December 22, 2020, Mid Penn entered into agreements for and sold at 100% of their principal amount, an aggregate of $12.2 million of its subordinated notes due December 2030 (the "December 2020 Notes") on a private placement basis to accredited investors. The December 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.
The December 2020 Notes bear interest at a rate of 4.5% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 50 bp, provided that the interest rate applicable to the outstanding principal balance during the period the December 2020 Notes are floating will at no time be less than 4.5%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2021. The December 2020 Notes will mature on December 31, 2030 and are redeemable, in whole or in part, without premium or penalty, on any interest payment date on or after December 31, 2025 and prior to December 31, 2030, subject to any required regulatory approvals. Additionally, if (i) all or any portion of the December 2020 Notes cease to be deemed Tier 2 Capital, (ii) interest on the December 2020 Notes fails to be deductible for United States federal income tax purposes, or (iii) Mid Penn will be considered an "investment company," Mid Penn may redeem the December 2020 Notes, in whole but not in part, by giving 10 days’ notice to the holders of the December 2020 Notes. In the event of a redemption described in the previous sentence, Mid Penn will redeem the December 2020 Notes at 100% of the principal amount of the December 2020 Notes, plus accrued and unpaid interest thereon to but excluding the date of redemption.
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $750 thousand of the December 2020 Notes as of March 31, 2025 and December 31, 2024.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of its subordinated notes due March 2030 (the "March 2020 Notes"). As a result of Mid Penn’s merger with Riverview on November 30, 2021, $6.9 million of the March 2020 Notes balance was redeemed as Riverview was a holder of the March 2020 Notes. The balance of March 2020 Notes outstanding as of March 31, 2025 was $8.1 million. The March 2020 Notes are intended to be treated as Tier 2 capital for regulatory capital purposes.
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

MID PENN BANCORP, INC.

Holders of the March 2020 Notes may not accelerate the maturity of the March 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $1.7 million of the March 2020 Notes as of March 31, 2025 and December 31, 2024.
Note 12 - Common Stock and Earnings Per Share
Treasury Stock Repurchase Program
Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through April 30, 2026 by Mid Penn’s Board of Directors on April 23, 2025. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares.
No shares were repurchased in the three months ended March 31, 2025. As of March 31, 2025, Mid Penn had repurchased 440,722 shares of common stock at an average price of $22.78 per share under the Program. The Program had approximately $5.0 million remaining available for repurchase as of March 31, 2025.
Dividend Reinvestment Plan
Under Mid Penn’s amended and restated DRIP, 300,000 shares of Mid Penn’s authorized but unissued common stock are reserved for issuance. The DRIP also allows for voluntary cash payments, within specified limits, to be used for the purchase of additional shares.
Equity Incentive Plans
On May 9, 2023, shareholders approved the 2023 Stock Incentive Plan, which authorizes Mid Penn to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. The 2023 Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to incentivize the further success of the Company, and replaces the 2014 Restricted Stock Plan. The aggregate number of shares of common stock of the Company available for issuance under the Plans is 550,000 shares.
As of March 31, 2025, a total of 263,974 restricted shares were granted under the Plans, of which 82,278 shares were unvested. The Plan's shares granted and vested resulted in $239 thousand and $302 thousand in share-based compensation expense for the three months ended March 31, 2025 and 2024, respectively.
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

MID PENN BANCORP, INC.

The following data shows the amounts used in computing basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Net income	$13,742	$12,133

Weighted average common shares outstanding (basic)	19,355,867	16,567,902
Effect of dilutive unvested restricted stock grants	60,398	45,471
Weighted average common shares outstanding (diluted)	19,416,265	16,613,373

Basic earnings per common share	$0.71	$0.73
Diluted earnings per common share	0.71	0.73
There were no antidilutive instruments at March 31, 2025 and 2024, respectively.

MID PENN BANCORP, INC.

Note 13 - Segment Reporting
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

The following table presents certain information reviewed by management:

(in thousands)	March 31, 2025	March 31, 2024
Net interest income	$42,509	$36,456
Provision (Benefit) for credit losses	301	(937)
Noninterest income	5,239	5,837
Noninterest expense	30,642	28,520
Income taxes	3,063	2,577
Net income	13,742	12,133

Total assets	$5,546,026	$5,330,379

Other Segment Information

Revenue Composition: Mid Penn generates revenue primarily from net interest income and non-interest income, including fees from deposit accounts, wealth management, insurance, and treasury services.

Capital Allocation & Performance Metrics: The CODM assesses performance based on key financial metrics, including net interest margin, return on average assets ("ROAA"), return on average equity ("ROAE") and core efficiency ratio.

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
Caution About Forward-Looking Statements
Forward-looking statements involve risks, uncertainties and assumptions. Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements. Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q, the 2024 Annual Report, and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Certain of the matters discussed in this document or in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results, including after giving effect to the Merger, and the assumptions upon which those statements are based. Forward looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning. These forward-looking statements include the expectations of Mid Penn relating to the anticipated opportunities and financial and other benefits of the Merger, and the projections of, or guidance on, Mid Penn’s or the combined company’s future financial performance, asset quality, liquidity, capital levels, expected levels of future expenses, including future credit losses, anticipated growth strategies, descriptions of new business initiatives and anticipated trends in Mid Penn’s business or financial results. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

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
•supply chain disruption;
•the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent filings with the SEC; and
•other risks and uncertainties contained in this prospectus supplement or incorporated by reference into this prospectus supplement from the other reports and filings with the SEC.

MID PENN BANCORP, INC.

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
The following table presents a summary of Mid Penn's earnings and selected performance ratios:

	Three Months Ended March 31,
	2025	2024
Net Income	$13,742	$12,133
Diluted EPS	$0.71	$0.73
Dividends Declared	$0.20	$0.20
Return on average assets (2)	1.01%	0.92%
Return on average equity (2)	8.43%	8.94%
Net interest margin (1)	3.37%	2.97%
Non-performing assets to total assets	0.46%	0.29%
Net (recoveries)/charge-offs to average loans (annualized)	(0.0003)%	0.004%
(1) Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section.
(2) Annualized ratios

Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended March 31, 2025 was $13.7 million, or $0.71 per both common share basic and diluted, compared to earnings of $12.1 million, or $0.73 per both common share basic and diluted for the three months ended March 31, 2024.
◦Net Interest Margin - For the first quarter of 2025, Mid Penn’s net interest margin was 3.37% versus 2.97% for the same period of 2024. The yield on interest-earning assets for the first quarter of 2025 increased 14 basis points from the same period of 2024. The rate on interest-bearing liabilities decreased 30 basis points from the same period of 2024.
◦Loan Growth - Total loans, net of unearned income, as of March 31, 2025 were $4.5 billion compared to $4.4 billion as of December 31, 2024, an increase of $48.1 million, or 1.1%. The growth was primarily driven by an increase in owner occupied commercial real estate of $30.3 million, an increase in nonowner occupied commercial real estate of $21.1 million, and an increase in commercial and industrial loans of $15.3 million, partially offset by an $11.2 million decrease in residential construction loans.
◦Deposit Growth - Total deposits increased $42.3 million, or 0.9%, from $4.7 billion at December 31, 2024, to $4.7 billion at March 31, 2025. The growth was driven by an increase of $55.5 million in interest-bearing transaction accounts, a $29.1 million increase in non-interest bearing accounts, offset by a decrease of $42.3 million in time deposits.
•Asset Quality - ACL-loans at March 31, 2025 was $35.8 million, or 0.80% of total loans, as compared to $35.5 million, or 0.80% of total loans at December 31, 2024.

MID PENN BANCORP, INC.

◦Net Charge-offs/Recoveries - Mid Penn had net recoveries of $3 thousand and net charge-offs of $44 thousand for the three months ended March 31, 2025 and 2024, respectively.
◦Non-performing assets - Total non-performing assets were $25.4 million at March 31, 2025, an increase compared to non-performing assets of $22.7 million at December 31, 2024. The increase during the first quarter of 2025 is primarily related to the addition of three commercial loans with a combined balance of $7.0 million, partially offset by the payoff of two commercial loans with a combined balance of $3.0 million. Delinquency, measured as loans past due 30 days or more, as a percentage of total loans was 0.50% at March 31, 2025, compared to 0.52% as of December 31, 2024.
◦Provision/Benefit for credit losses - loans - The provision for credit losses - loans was $321 thousand for the three months ended March 31, 2025 compared to a benefit of $619 thousand for the same period of 2024. The benefit for credit losses on off-balance sheet credit exposures was $20 thousand for the three months ended March 31, 2025, compared to a benefit of $318 thousand for the same period of 2024. The increase in provision for the three months ended March 31, 2025, is primarily due to an increase in loss factors across certain portfolios.
•Noninterest Income - Noninterest income totaled $5.2 million for the three months ended March 31, 2025 compared to $5.8 million for the same period of 2024. The decrease is primarily due to a $731 thousand decrease in other miscellaneous noninterest income, driven by a $1.4 million decrease in Bank-owned life insurance benefits received, partially offset by a $357 thousand increase in loan level swap fees, a $113 thousand increase in other letter of credit income, and a $167 thousand increase in Mortgage Banking income.
•Noninterest Expense - Noninterest expense totaled $30.6 million for the three months ended March 31, 2025, an increase of $2.1 million, or 7.4%, compared to noninterest expense of $28.5 million for the same period of 2024. The increase was primarily driven by a $847 thousand increase in salaries and employee benefits, a $454 thousand increase in software licensing, a $314 thousand increase in merger and acquisition expenses, and a $292 thousand increase in occupancy expenses, partially offset by a $172 thousand decrease in legal and professional fees.
•Liquidity - Current liquidity, including borrowing capacity, decreased to $1.6 billion or 104.2% of uninsured and uncollateralized deposits, or approximately 33.0% of total deposits.

MID PENN BANCORP, INC.

Critical Accounting Estimates
The 2024 Annual Report on Form 10-K includes a summary of critical accounting estimates that Mid Penn considers to be most important to the presentation of its financial condition and results of operations. These estimates require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.
Management of the Corporation considers the accounting judgments relating to the allowance for credit losses and goodwill impairment to be the accounting area that requires the most subjective and complex judgments.
There have been no material changes to Mid Penn's critical accounting estimates as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the periods presented:

	Average Balances, Income and Interest Rates
	For the Three Months Ended
	March 31, 2025			March 31, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
ASSETS:
Interest Bearing Balances	$20,794	$138	2.69%	$39,999	$403	4.05%
Investment Securities:
Taxable	569,800	4,309	3.07%	539,674	3,800	2.83%
Tax-Exempt	69,780	348	2.02%	76,013	376	1.99%
Total Investment Securities	639,580	4,657	2.95%	615,687	4,176	2.73%

Federal Funds Sold	23,754	261	4.46%	10,373	136	5.27%
Loans, net of unearned income	4,459,679	66,537	6.05%	4,293,828	63,236	5.92%
Restricted Investment in Bank Stocks	7,101	151	8.62%	19,439	240	4.97%
Total Interest-earning Assets	5,150,908	71,744	5.65%	4,979,326	68,191	5.51%

Cash and Due from Banks	39,916			38,264
Other Assets	300,939			302,090
Total Assets	$5,491,763			$5,319,680

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,051,325	$4,681	1.81%	$898,340	$3,884	1.74%
Money Market	1,024,669	6,941	2.75%	876,242	5,968	2.74%
Savings	260,965	54	0.08%	287,765	72	0.10%
Time	1,591,769	16,588	4.23%	1,468,611	16,408	4.49%
Total Interest-bearing Deposits	3,928,728	28,264	2.92%	3,530,958	26,332	3.00%

Short-term borrowings	24,892	290	4.72%	316,025	4,446	5.66%
Long-term debt	23,533	257	4.43%	40,571	533	5.28%
Subordinated debt and trust preferred securities	45,662	424	3.77%	46,275	424	3.69%
Total Interest-bearing Liabilities	4,022,815	29,235	2.95%	3,933,829	31,735	3.24%

Noninterest-bearing Demand	752,980			781,136
Other Liabilities	55,004			58,714
Shareholders' Equity	660,964			546,001
Total Liabilities & Shareholders' Equity	$5,491,763			$5,319,680

Net Interest Income		$42,509			$36,456
Taxable Equivalent Adjustment (1)		242			260
Net Interest Income (taxable-equivalent basis)		$42,751			$36,716

Total Yield on Earning Assets			5.65%			5.51%
Rate on Supporting Liabilities			2.95%			3.24%
Average Interest Spread			2.70%			2.27%
Net Interest Margin (1)			3.37%			2.97%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.
(2)Annualized ratios

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended March 31, 2025 in comparison to the same period in 2024:

	Three months ended March 31, 2025 vs. March 31, 2024
	Increase (decrease)
(Dollars in thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(192)	$(73)	$(265)
Investment Securities:
Taxable	210	299	509
Tax-Exempt	(31)	3	(28)
Total Investment Securities	179	302	481

Federal Funds Sold	174	(49)	125
Loans	2,422	879	3,301
Restricted Investment Bank Stocks	(151)	62	(89)
Total Interest Income	2,432	1,121	3,553

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	656	141	797
Money Market	1,003	(30)	973
Savings	(7)	(11)	(18)
Time	1,365	(1,185)	180
Total Interest-Bearing Deposits	3,017	(1,085)	1,932

Short-term Borrowings	(4,062)	(94)	(4,156)
Long-term Debt	(222)	(54)	(276)
Subordinated Debt	(6)	6	—
Total Interest Expense	(1,273)	(1,227)	(2,500)

NET INTEREST INCOME	$3,705	$2,348	$6,053
For the three months ended March 31, 2025, net interest income was $42.5 million compared to net interest income of $36.5 million for the three months ended March 31, 2024. The tax-equivalent net interest margin for the three months ended March 31, 2025 was 3.37% compared to 2.97% for the first quarter of 2024, representing a 40 bp increase compared to the same period in 2024.
The yield on interest-earning assets increased to 5.65% for the quarter ended March 31, 2025, from 5.51% for the quarter ended March 31, 2024. These increases were due to assets continuing to reprice at higher rates during 2024 and the first quarter of 2025, continued discipline on new loan pricing, and an increase in Fed Funds Sold.
Average investment securities increased $23.9 million and the yield on those investment securities increased 23 bps during the first quarter of 2025 compared to the first quarter of 2024, increasing interest income due to volume by $179 thousand, and increasing interest income due to rates by $302 thousand. Average loans increased $165.9 million, and the yield on those loans increased 13 bps, contributing $2.4 million and $879 thousand, respectively, to the increase in interest income.
Interest expense decreased $2.5 million during the first quarter of 2025 compared to the first quarter of 2024. The rate of interest-bearing liabilities decreased from 3.24% for the first quarter of 2024 to 2.95% for the first quarter of 2025. The decrease in the rate was primarily a result of a decrease in short-term borrowings, a decrease in long term debt, and a

MID PENN BANCORP, INC.

decrease in time deposits. Mid Penn continued to offer higher rates over the comparable period to both retain and attract deposits.
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
Provision for Credit Losses - Loans
The provision for credit losses on loans was $321 thousand for the three months ended March 31, 2025 compared to a benefit of $619 thousand for the three months ended March 31, 2024. The increase in provision was driven by an increase in loss factors across certain portfolios.
Noninterest Income
For the three months ended March 31, 2025, noninterest income totaled $5.2 million, a decrease of $598 thousand, or 10.2%, compared to noninterest income of $5.8 million for the three months ended March 31, 2024. The decrease is primarily due to a $731 thousand decrease in other miscellaneous noninterest income, driven by a $1.4 million decrease in Bank-owned life insurance benefits received, partially offset by a $357 thousand increase in loan level swap fees, a $113 thousand increase in other letter of credit income, and a $167 thousand increase in Mortgage Banking income.
The following table and explanations that follow provide additional analysis of noninterest income:

	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024	$ Variance	% Variance
Fiduciary and wealth management	$1,140	$1,132	$8	0.7%
ATM debit card interchange	919	945	(26)	(2.8)
Service charges on deposits	562	509	53	10.4
Mortgage banking	591	424	167	39.4
Mortgage hedging	(9)	—	(9)	100.0
Net gain on sales of SBA loans	57	107	(50)	(46.7)
Earnings from cash surrender value of life insurance	274	284	(10)	(3.5)
Other	1,705	2,436	(731)	(30.0)
Total	$5,239	$5,837	$(598)	(10.2%)

Noninterest Expense
For the three months ended March 31, 2025, noninterest expense totaled $30.6 million, an increase of $2.1 million, or 7.4%, compared to noninterest expense of $28.5 million for the same period in 2024. The increase was primarily driven by a $847 thousand increase in salaries and employee benefits, a $454 thousand increase in software licensing, a $314 thousand increase in merger and acquisition expenses, and a $292 thousand increase in occupancy expenses, partially offset by a $172 thousand decrease in legal and professional fees.

MID PENN BANCORP, INC.

The following table and explanations that follow provide additional analysis of noninterest expense:

	Three Months Ended March 31,
(Dollars in Thousands)	2025	2024	$ Variance	% Variance
Salaries and employee benefits	$16,309	$15,462	$847	5.5%
Software licensing and utilization	2,574	2,120	454	21.4
Occupancy expense, net	2,274	1,982	292	14.7
Equipment expense	1,094	1,222	(128)	(10.5)
Shares tax	919	997	(78)	(7.8)
Legal and professional fees	826	998	(172)	(17.2)
ATM/card processing	733	534	199	37.3
Intangible amortization	428	428	—	—
FDIC Assessment	990	945	45	4.8
Gain on sale of foreclosed assets, net	(28)	—	(28)	100.0
Merger and acquisition expense	314	—	314	100.0
Other expenses	4,209	3,832	377	9.8
Total Noninterest Expense	$30,642	$28,520	$2,122	7.4%

Income Taxes
The provision for income taxes was $3.1 million for the three months ended March 31, 2025 compared to $2.6 million for the same period in 2024. The provision for income taxes for the three months ended March 31, 2025 reflects a combined Federal and State effective tax rate of 18.2% and 17.5%, for the three months ended March 31, 2025 and March 31, 2024, respectively. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
Financial Condition
Mid Penn’s total assets were $5.5 billion as of March 31, 2025, reflecting an increase of $75.1 million, or 1.4%, compared to total assets of $5.5 billion as of December 31, 2024. The increase was primarily driven by organic loan growth, and an increase in Fed Funds Sold.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. The carrying value of total investment securities as of March 31, 2025 were $633.6 million compared to $642.9 million as of December 31, 2024. Mid Penn does not intend to grow the investment portfolio beyond levels necessary to support pledging requirements.

MID PENN BANCORP, INC.

The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost):

	Maturing
(In Thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years
As of March 31, 2025	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$5,489	3.49%	$14,408	2.39%	$1,860	3.30%	$—	—%
Mortgage-backed U.S. government agencies	—	—	—	—	5,147	2.52	194,960	3.71
State and political subdivision obligations	—	—	—	—	2,967	2.49	628	2.23
Corporate debt securities	4,997	5.15	7,326	4.31	20,711	4.42	—	—
	$10,486	4.28%	$21,734	3.05%	$30,685	3.84%	$195,588	3.71%
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$6,100	3.10%	$100,618	1.84%	$131,258	2.09%	$—	—%
Mortgage-backed U.S. government agencies	25	3.98	2,528	2.96	3,682	2.76	30,040	2.00
State and political subdivision obligations	11,637	2.44	33,748	2.41	15,717	2.36	14,316	2.54
Corporate debt securities	2,001	3.90	5,996	3.92	17,449	3.96	—	—
	$19,763	2.79%	$142,890	2.08%	$168,106	2.33%	$44,356	2.18%

Loans, net of unearned income
Total loans, net of unearned income, as of March 31, 2025 were $4.5 billion compared to $4.4 billion as of December 31, 2024. The growth of $48.1 million, or 1.1%, since December 31, 2024 was primarily the result of organic loan growth across the commercial real estate and commercial and industrial portfolios, offset by decreases in residential and other construction loan portfolios.

MID PENN BANCORP, INC.

	March 31, 2025		December 31, 2024		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,272,153	28.3%	$1,251,010	28.1%	$21,143	1.7%
CRE Owner Occupied	654,305	14.6	624,007	14.0	30,298	4.9
Multifamily	410,531	9.1	412,900	9.3	(2,369)	(0.6)
Farmland	226,033	5.0	224,709	5.1	1,324	0.6
Total Commercial Real Estate	2,563,022	57.0	2,512,626	56.5	50,396	2.0
Commercial and industrial	720,695	16.0	705,392	15.9	15,303	2.2
Construction
Residential Construction	88,196	2.0	99,399	2.2	(11,203)	(11.3)
Other Construction	321,015	7.1	326,171	7.3	(5,156)	(1.6)
Total Construction	409,211	9.1	425,570	9.5	(16,359)	(3.8)
Residential mortgage
1-4 Family 1st Lien	312,162	7.0	313,592	7.1	(1,430)	(0.5)
1-4 Family Rental	339,880	7.6	336,636	7.6	3,244	1.0
HELOC and Junior Liens	139,380	3.1	140,392	3.2	(1,012)	(0.7)
Total Residential Mortgage	791,422	17.7	790,620	17.9	802	0.1
Consumer	6,817	0.2	8,862	0.2	(2,045)	(23.1)
	$4,491,167	100.0%	$4,443,070	100.0%	$48,097	1.1%

The majority of the Bank's loan portfolio is to businesses and individuals located within the Bank's primary market area of the Pennsylvania counties of Berks, Blair, Bucks, Chester, Clearfield, Cumberland, Dauphin, Delaware, Fayette, Huntingdon, Lancaster, Lehigh, Luzerne, Montgomery, Perry, Schuylkill and Westmoreland, along with Camden, Middlesex and Monmouth counties of New Jersey. Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved. Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured. Residential real estate loans are secured by liens on the residential property. Consumer loans include installment loans, lines of credit and home equity loans. The Bank has no significant concentration of credit to any one borrower. The Bank’s highest concentration of credit by loan type is in commercial real estate.
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

MID PENN BANCORP, INC.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value:

(Dollars in thousands)	March 31, 2025			December 31, 2024
Commercial Real Estate	Balance	% of portfolio	Weighted Average LTV (2)	Balance	% of portfolio	Weighted Average LTV (2)
Owner Occupied (1)	$654,305	25.5%	N/A	$624,007	24.8%	N/A
Farmland (1)	226,033	8.8	N/A	224,709	8.9	N/A
Multifamily	410,531	16.0	60.2	412,900	16.4	63.8
Non Owner Occupied
Retail	420,606	16.4	54.5	426,171	17.0	60.3
Office	276,439	10.8	60.7	296,468	11.8	63.2
Industrial	184,762	7.2	49.0	161,683	6.4	53.2
Hospitality	156,631	6.1	45.0	152,060	6.1	51.2
Flex	43,526	1.7	37.1	44,187	1.8	44.2
Mobile Home Park	17,153	0.7	59.7	17,748	0.7	67.7
Health Care	14,367	0.6	54.5	14,511	0.6	55.3
Other Property Types	158,669	6.2	58.1	138,182	5.5	64.1
Total Commercial Real Estate	$2,563,022	100.0%	55.2%	$2,512,626	100.0%	59.9%
(1) LTV not available for Owner Occupied and Farmland properties.
(2) Weighted average Loan to Value is calculated based on estimated current market values of the properties.
Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In Thousands)
As of March 31, 2025	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate
CRE Nonowner Occupied	$65,453	$458,592	$475,462	$272,646	$1,272,153
CRE Owner Occupied	25,530	80,210	275,625	272,940	654,305
Multifamily	61,225	137,624	109,196	102,486	410,531
Farmland	325	8,478	63,804	153,426	226,033
Total Commercial real estate	152,533	684,904	924,087	801,498	2,563,022
Commercial and industrial	23,186	336,976	132,787	227,746	720,695
Construction
Residential Construction	51,031	27,533	8,024	1,608	88,196
Other Construction	180,187	113,230	19,898	7,700	321,015
Total Construction	231,218	140,763	27,922	9,308	409,211
Residential mortgage
1-4 Family 1st Lien	7,688	29,310	72,280	202,884	312,162
1-4 Family Rental	37,206	24,066	108,657	169,951	339,880
HELOC and Junior Liens	10,061	12,914	33,138	83,267	139,380
Total Residential Mortgage	54,955	66,290	214,075	456,102	791,422
Consumer	910	1,722	1,434	2,751	6,817
Total loans held in portfolio	$462,802	$1,230,655	$1,300,305	$1,497,405	$4,491,167

MID PENN BANCORP, INC.

Fixed interest rates:
Commercial real estate
CRE Nonowner Occupied	$50,487	$219,764	$55,288	$9,248	$334,787
CRE Owner Occupied	17,280	56,550	30,304	2,027	106,161
Multifamily	40,518	81,526	7,507	—	129,551
Farmland	320	7,445	6,404	56	14,225
Total Commercial real estate	108,605	365,285	99,503	11,331	584,724
Commercial and industrial	6,475	198,490	31,858	7,783	244,606
Construction
Residential Construction	20,338	8,518	—	194	29,050
Other Construction	17,375	41,634	4,779	800	64,588
Total Construction	37,713	50,152	4,779	994	93,638
Residential mortgage
1-4 Family 1st Lien	7,493	18,323	49,259	140,908	215,983
1-4 Family Rental	33,397	17,838	5,061	8,823	65,119
HELOC and Junior Liens	1,010	5,768	22,339	2,522	31,639
Total Residential Mortgage	41,900	41,929	76,659	152,253	312,741
Consumer	464	1,708	1,434	873	4,479
Total fixed interest rates	$195,157	$657,564	$214,233	$173,234	$1,240,188

Floating interest rates:
Commercial real estate
CRE Nonowner Occupied	$14,965	$238,829	$420,174	$263,398	$937,366
CRE Owner Occupied	8,250	23,660	245,321	270,913	548,144
Multifamily	20,707	56,097	101,689	102,487	280,980
Farmland	5	1,033	57,400	153,370	211,808
Total Commercial real estate	43,927	319,619	824,584	790,168	1,978,298
Commercial and industrial	16,711	138,486	100,929	219,963	476,089
Construction
Residential Construction	30,693	19,015	8,024	1,414	59,146
Other Construction	162,813	71,596	15,119	6,899	256,427
Total Construction	193,506	90,611	23,143	8,313	315,573
Residential mortgage
1-4 Family 1st Lien	196	10,987	23,021	61,975	96,179
1-4 Family Rental	3,809	6,228	103,596	161,128	274,761
HELOC and Junior Liens	9,050	7,146	10,799	80,746	107,741
Total Residential Mortgage	13,055	24,361	137,416	303,849	478,681
Consumer	446	14	—	1,878	2,338
Total floating interest rates	267,645	573,091	1,086,072	1,324,171	3,250,979
Total fixed and floating interest rates	$462,802	$1,230,655	$1,300,305	$1,497,405	$4,491,167

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
For a complete description of Mid Penn’s ACL-loans methodology and the quantitative and qualitative factors included in the calculation, please see "Note 4 – Loans and Allowance for Credit Losses – Loans" included in Part I. Item 1. – Financial Statements of this report.

Changes in the ACL-loans are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Balance, beginning of period	$35,514	$34,187

Loans charged off during period	(15)	(50)
Recoveries of loans previously charged off	18	6
Net recoveries/(charge-offs)	3	(44)

Provision/(benefit) for credit losses - loans	321	(619)
Balance, end of period	$35,838	$33,524

Ratio of net (recoveries)/charge-offs to average loans outstanding (annualized)	(0.0003)%	0.004%

Ratio of ACL - loans to net loans at end of period	0.80%	0.78%

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of March 31, 2025, December 31, 2024, and March 31, 2024.

(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Non-performing Assets:
Total non-accrual loans	$24,045	$22,610	$10,389

Foreclosed real estate	1,402	44	5,110
Total non-performing assets	25,447	22,654	15,499

Accruing loans 90 days or more past due	3	—	25
Total risk elements	$25,450	$22,654	$15,524

Non-accrual loans as a percentage of total loans outstanding	0.54%	0.51%	0.24%

Non-performing assets as a percentage of total loans outstanding and foreclosed real estate	0.57%	0.51%	0.36%

Ratio of ACL-loans to non-performing loans	149.05%	157.07%	322.69%
Total nonperforming assets were $25.4 million at March 31, 2025, an increase compared to nonperforming assets of $22.7 million at December 31, 2024. The increase during the first quarter of 2025 is primarily related to the addition of three commercial loans with a combined balance of $7.0 million being placed on nonaccrual in the first quarter of 2025, offset by the payoff of two commercial loans with a combined balance of $3.0 million in the first quarter of 2025. Delinquency, measured as loans past due 30 days or more, as a percentage of total loans was 0.50% at March 31, 2025, compared to 0.52% and 0.38% as of December 31, 2024 and March 31, 2024.

Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible: a triggering event. At March 31, 2025, Mid Penn had goodwill of $128.2 million and Mid Penn's stock continues to trade below book value, warranting additional analysis. Management has reviewed actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others. Management has not noted any factors which would indicate that an additional impairment test is necessary. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of goodwill impairment. Mid Penn's annual impairment test is scheduled to be conducted as of October 31, 2025.
Deposits
Total deposits increased $42.3 million, or 0.9%, from $4.7 billion on December 31, 2024, to $4.7 billion at March 31, 2025. The growth was driven by a $55.5 million increase in interest bearing accounts, and a $29.1 million increase in noninterest bearing accounts, offset by a $42.3 million decrease in time deposits.

MID PENN BANCORP, INC.

Average balances and average interest rates applicable to deposits by major classification:

	March 31, 2025		December 31, 2024		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	$	%
Noninterest-bearing demand deposits	$752,980	0.00%	$780,538	0.00%	$(27,558)	(3.53)%
Interest-bearing demand deposits	1,051,325	1.81	1,001,813	1.90	49,512	4.94
Money market	1,024,669	2.75	913,311	2.91	111,358	12.19
Savings	260,965	0.08	275,692	0.09	(14,727)	(5.34)
Time	1,591,769	4.23	1,541,654	4.57	50,115	3.25
	$4,681,708	2.45%	$4,513,008	2.58%	$168,700	3.74%

As of March 31, 2025, uninsured deposits were approximately $1.5 billion compared to $1.4 billion as of December 31, 2024. The maturities of the uninsured time deposits as of March 31, 2025 were as follows:

(In thousands)	2025
Three months or less	$153,186
Over three months to six months	73,385
Over six months to twelve months	102,159
Over twelve months	16,484
$345,214
Borrowings

Total short-term borrowings increased $23.0 million, or 1150.0%, from December 31, 2024. The increase in short-term borrowings was driven by our objective to maintain a strong unencumbered liquid assets ratio, ensuring the availability of high-quality liquidity to meet potential near-term obligations. Short term FHLB borrowings increased $25.0 million, offset by a decrease of $2.0 million in FHLB overnight borrowings. Total long-term borrowings were $23.5 million at March 31, 2025, a decrease of $114 thousand from December 31, 2024.
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

MID PENN BANCORP, INC.

designed to respond to overall stress in the financial condition of the banking industry or a prospective liquidity problem specific to Mid Penn.
The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the three months ended March 31, 2025 provided $11.5 million of cash, mainly due to net income. Cash used in investing activities during the three months ended March 31, 2025 was $36.3 million, mainly the result of the net increase in loans. Cash provided by financing activities during the three months ended March 31, 2025 totaled $61.5 million, primarily the result of an increase in net deposits.
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
Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets. The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016, are illustrated below. At March 31, 2025, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action and exceeded the minimum capital requirements under Basel III.
Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	March 31, 2025	December 31, 2024	Regulatory Minimum for Capital Adequacy	Fully Phased-In, with Capital Conversation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	13.85%	13.98%	10.50%	4.00%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	12.04	12.09	8.50	7.00
Common Equity Tier I (to Risk-Weighted Assets)	12.04	12.09	7.00	8.50
Tier I Leverage Capital (to Average Assets)	10.16	9.98	4.00	10.50
As of March 31, 2025 and December 31, 2024, Mid Penn and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

MID PENN BANCORP, INC.

Shareholders' Equity
Shareholders' equity, or capital, is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements. Accordingly, capital management practices have been, and will continue to be, of paramount importance to Mid Penn.
Shareholders’ equity increased by $12.9 million, or 2.0%, from $655.0 million as of December 31, 2024 to $667.9 million as of March 31, 2025, primarily due to earnings of $13.7 million.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased by 100, 200, 300 and 400 bps or decreased by 100, 200, 300, and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At March 31, 2025, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
400	12.5%	≥ -25%
300	9.5%	≥ -20%
200	6.4%	≥ -15%
100	3.3%	≥ -10%
(100)	(3.3)%	≥ -10%
(200)	(6.7)%	≥ -15%
(300)	(10.1)%	≥ -20%
(400)	(14.1)%	≥ -25%

MID PENN BANCORP, INC.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2025, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the three months ended March 31, 2025.

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
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the 2024 Annual Report and subsequent reports filed with the SEC to determine if there were material changes applicable to the three months ended March 31, 2025. Aside from the following risk factor, there have been no material changes to the risk factors that were previously disclosed in the 2024 Annual Report.

Changes in financial regulations and economic policies under the current U.S. administration may impact our business operations, compliance costs, and profitability.

The current administration's policies have introduced both opportunities and uncertainties that could materially affect our operations:

•Deregulation Efforts: The administration has signaled intentions to ease financial regulations, including potential modifications to capital requirements and stress testing procedures. While this may reduce compliance costs, it may also lead to increased competition and pressure on profit margins.
•Trade Policies: Recent shifts in trade policies, such as the implementation of tariffs on imports from key trading partners, have created volatility in financial markets. This uncertainty could impact our customers' business operations, potentially affecting their creditworthiness and demand for financing.
•Tax Reforms: Proposed changes to corporate tax structures may alter the financial landscape in which we operate. While lower taxes could enhance profitability, the long-term effects on the broader economy remain uncertain.

MID PENN BANCORP, INC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)None.
(2)None.

Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through April 30, 2026 by Mid Penn’s Board of Directors on April 23, 2025. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares. During the three months ended March 31, 2025, Mid Penn did not repurchase any shares of common stock. As of March 31, 2025, Mid Penn repurchased 440,722 shares of common stock under the Program.

MID PENN BANCORP, INC.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5 – OTHER INFORMATION
During the three months ended March 31, 2025, none of Mid Penn’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mid Penn’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS

3.1	The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on form 10-Q with the SEC on May 9, 2023.)

3.2	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.)

10.1	Mid Penn Bancorp, Inc. Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on form 8-K filed with the SEC on January 24, 2025.)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as added by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101).

MID PENN BANCORP, INC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	May 8, 2025

By:	/s/ Justin T. Webb
Justin T. Webb Chief Financial Officer (Principal Financial Officer)

Date:	May 8, 2025