Form 10-Q
period 2025-06-30
MID PENN BANCORP INC
filed 2025-08-07
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, the registrant had 22,998,832 shares of common stock outstanding, par value $1.00 per share.

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

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$52,671	$37,002
Interest-bearing balances with other financial institutions	22,828	14,490
Federal funds sold	261,353	19,072
Total cash and cash equivalents	336,852	70,564
Investment securities:
HTM, at amortized cost (fair value $331,798 and $340,648, respectively)	364,029	382,447
AFS, at fair value (amortized cost $421,289 and $284,770, respectively)	404,745	260,477
Equity securities, at fair value	437	428
Loans held for sale, at fair value	6,101	7,064
Loans, net of unearned income	4,832,898	4,443,070
Less: ACL - Loans	(37,615)	(35,514)
Net loans	4,795,283	4,407,556

Premises and equipment, net	47,732	38,806
Operating lease right of use asset	15,026	7,699
Finance lease right of use asset	2,458	2,548
Cash surrender value of life insurance	94,770	51,521
Restricted investment in bank stocks	7,110	7,461
Accrued interest receivable	28,546	26,846
Deferred income taxes	35,333	22,747
Goodwill	135,473	128,160
Core deposit and other intangibles, net	16,531	6,242
Foreclosed assets held for sale	9,816	44
Other assets	54,301	50,326
Total Assets	$6,354,543	$5,470,936

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$857,072	$759,169
Interest-bearing transaction accounts	2,772,739	2,319,753
Time	1,819,853	1,611,005
Total Deposits	5,449,664	4,689,927

Short-term borrowings	—	2,000
Long-term debt	23,374	23,603
Subordinated debt	37,303	45,741
Operating lease liability	15,342	8,092
Accrued interest payable	13,421	13,484
Other liabilities	39,731	33,071
Total Liabilities	5,578,835	4,815,918

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized at June 30, 2025 and December 31, 2024; 23,418,728 issued at June 30, 2025 and 19,796,519 at December 31, 2024; 22,915,194 outstanding at June 30, 2025 and 19,355,797 at December 31, 2024	23,419	19,797
Additional paid-in capital	584,291	480,491
Retained earnings	191,574	181,597
Accumulated other comprehensive loss	(11,756)	(16,825)
Treasury stock, at cost; 503,534 shares at June 30, 2025 and December 31, 2024	(11,820)	(10,042)
Total Shareholders’ Equity	775,708	655,018
Total Liabilities and Shareholders' Equity	$6,354,543	$5,470,936
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
INTEREST INCOME
Loans, including fees	$72,469	$66,096	$139,006	$129,332
Investment securities:
Taxable	4,637	4,143	9,097	8,183
Tax-exempt	344	371	692	747
Other interest-bearing balances	142	347	280	750
Federal funds sold	2,428	282	2,689	418
Total Interest Income	80,020	71,239	151,764	139,430
INTEREST EXPENSE
Deposits	30,981	28,463	59,245	54,795
Short-term borrowings	86	3,324	376	7,770
Long-term and subordinated debt	747	686	1,428	1,643
Total Interest Expense	31,814	32,473	61,049	64,208
Net Interest Income	48,206	38,766	90,715	75,222
Provision for credit losses - loans	2,245	1,782	2,566	1,163
Provision/(Benefit) for credit losses - credit commitments	24	(178)	4	(496)
Net provision for credit losses	2,269	1,604	2,570	667
Net Interest Income After Provision/Benefit for Credit Losses	45,937	37,162	88,145	74,555
NONINTEREST INCOME
Fiduciary and wealth management	1,406	1,129	2,546	2,261
ATM debit card interchange	958	973	1,877	1,918
Service charges on deposits	652	539	1,214	1,048
Mortgage banking	676	628	1,267	1,052
Mortgage hedging	(7)	—	(16)	—
Net gain on sales of SBA loans	63	74	120	181
Earnings from cash surrender value of life insurance	491	301	765	585
Other	1,904	1,685	3,609	4,121
Total Noninterest Income	6,143	5,329	11,382	11,166
NONINTEREST EXPENSE
Salaries and employee benefits	20,753	15,533	37,062	30,995
Software licensing and utilization	3,272	2,208	5,846	4,328
Occupancy, net	2,365	1,861	4,639	3,843
Equipment	1,248	1,287	2,342	2,509
Shares tax	606	124	1,525	1,121
Legal and professional fees	993	689	1,819	1,687
ATM/card processing	621	510	1,354	1,044
Intangible amortization	744	425	1,172	853
FDIC Assessment	994	1,232	1,984	2,177
Gain/(Loss) on sale of foreclosed assets, net	—	42	(28)	42
Merger and acquisition	11,011	—	11,325	—
Other	5,191	4,313	9,400	8,145
Total Noninterest Expense	47,798	28,224	78,440	56,744
INCOME BEFORE PROVISION FOR INCOME TAXES	4,282	14,267	21,087	28,977
(Benefit)/Provision for income taxes	(480)	2,496	2,583	5,073
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,762	$11,771	$18,504	$23,904

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.22	$0.71	$0.90	$1.44
Diluted Earnings Per Common Share	$0.22	$0.71	$0.89	$1.44
Weighted-average basic shares outstanding	21,566,617	16,576,283	20,467,349	16,572,102
Weighted-average diluted shares outstanding	21,599,435	16,605,353	20,768,834	16,608,863
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2025	2024	2025	2024
Net income	$4,762	$11,771	$18,504	$23,904

Other comprehensive income/(loss):

Unrealized gains/(losses) arising during the period on available for sale securities, net of income tax.	2,755	(201)	6,411	(1,912)

Unrealized holding (losses)/gains arising during the period on interest rate derivatives used in cash flow hedges, net of income tax.	(338)	28	(1,322)	1,438

Change in defined benefit plans, net of income tax.(1)	(10)	(3)	6	5

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax.(2)	—	—	(26)	(17)

Total other comprehensive income/(loss)	2,407	(176)	5,069	(486)

Total comprehensive income	$7,169	$11,595	$23,573	$23,418
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
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2025	19,796,519	$19,797	$480,491	$181,597	$(16,825)	$(10,042)	$655,018
Net income	—	—	—	13,742	—	—	13,742
Total other comprehensive income	—	—	—	—	2,662	—	2,662
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,870)	—	—	(3,870)
Repurchased stock	—	—	—	—	—	—	—
Employee Stock Purchase Plan	5,311	5	132	—	—	—	137
Director Stock Purchase Plan	986	1	25	—	—	—	26
Restricted stock activity	—	—	218	—	—	—	218
Balance, March 31, 2025	19,802,816	19,803	480,866	191,469	(14,163)	(10,042)	667,933

Net income	—	—	—	4,762	—	—	4,762
Total other comprehensive income	—	—	—	—	2,407	—	2,407
Common stock cash dividends declared, $0.20 per share	—	—	—	(4,657)	—	—	(4,657)
Common stock issued in business combination (1)	3,506,795	3,507	99,699	—	—	—	103,206
Stock options exercised	31,323	31	3,333	—	—	—	3,364
Repurchased stock	—	—	—	—	—	(1,778)	(1,778)
Employee Stock Purchase Plan	4,636	5	115	—	—	—	120
Director Stock Purchase Plan	901	1	24	—	—	—	25
Restricted stock activity	72,257	72	254	—	—	—	326
Balance, June 30, 2025	23,418,728	$23,419	$584,291	$191,574	$(11,756)	$(11,820)	$775,708
(1) Shares issued on April 30, 2025 as a result of the William Penn acquisition. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.

MID PENN BANCORP, INC.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2024	16,998,929	$16,999	$405,725	$145,982	$(16,637)	$(9,719)	$542,350
Net income	—	—	—	12,133	—	—	12,133
Total other comprehensive income	—	—	—	—	(310)	—	(310)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,314)	—	—	(3,314)
Repurchased stock	—	—	—	—	—	(323)	(323)
Employee Stock Purchase Plan	5,653	5	107	—	—	—	112
Director Stock Purchase Plan	1,777	2	34	—	—	—	36
Restricted stock activity	—	—	284	—	—	—	284
Balance, March 31, 2024	17,006,359	$17,006	$406,150	$154,801	$(16,947)	$(10,042)	$550,968

Net income	—	—	—	11,771	—	—	11,771
Total other comprehensive loss	—	—	—	—	(176)	—	(176)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,316)	—	—	(3,316)
Employee Stock Purchase Plan	5,123	5	98	—	—	—	103
Director Stock Purchase Plan	1,389	1	29	—	—	—	30
Restricted stock activity	38,365	39	267	—	—	—	306
Balance, June 30, 2024	17,051,236	$17,051	$406,544	$163,256	$(17,123)	$(10,042)	$559,686
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2025	2024
Operating Activities:
Net Income	$18,504	$23,904
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,570	667
Depreciation	2,305	2,433
Amortization of intangibles	1,172	853
Net amortization of security discounts/premiums	132	201
Noncash operating lease expense	1,335	1,028
Amortization of finance lease right of use asset	90	89
Loss on sales of investment securities	243	—
Earnings on cash surrender value of life insurance	(765)	(585)
Mortgage loans originated for sale	(31,868)	(50,023)
Proceeds from sales of mortgage loans originated for sale	34,098	46,510
Gain on sale of mortgage loans	(1,267)	(1,052)
SBA loans originated for sale	(1,783)	(2,437)
Proceeds from sales of SBA loans originated for sale	1,903	2,618
Gain on sale of SBA loans	(120)	(181)
Gain on sale of property, plant, and equipment	(10)	(43)
(Gain)/loss on sale or write-down of foreclosed assets	(28)	42
Discount on subordinated debt	(307)	(307)
Stock compensation expense	544	590
Change in deferred income taxes	1,451	(178)
Decrease/(Increase) in accrued interest receivable	571	(1,561)
Decrease/(Increase) in other assets	4,586	(2,263)
(Decrease)/Increase in accrued interest payable	(92)	3,882
Increase/(Decrease) in operating lease liability	4,928	(941)
Increase in other liabilities	2,310	7,196
Net Cash Provided By Operating Activities	40,502	30,442

Investing Activities:
Proceeds from the maturity or call of available-for-sale securities	19,430	13,164
Purchases of available-for-sale securities	(155,899)	—
Proceeds from the maturity or call of held-to-maturity securities	18,295	5,642
Stock dividends received on FHLB and other bank stock	218	682
Reduction of restricted investment in bank stock	133	2,156
Net cash received from acquisitions	218,112	—
Net decrease/(increase) in loans	5,158	(111,525)
Purchases of bank premises and equipment	(4,483)	(646)
Proceeds from the sale of premises and equipment	120	821
Proceeds from the sale of foreclosed assets	72	—
Proceeds from bank-owned life insurance	444	1,784
Net change in investments in tax credits and other partnerships	1,202	(976)
Net Cash Provided by (Used in) Investing Activities	102,802	(88,898)

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

Financing Activities:
Net increase in deposits	139,977	150,799
Common stock dividends paid	(8,527)	(6,630)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	308	281
Treasury stock purchased	(1,778)	(323)
Net change in finance lease liability	(72)	(63)
Net change in short-term borrowings	(2,000)	(41,532)
Long-term debt repayment	(157)	(35,113)
Subordinated debt redemption	(8,131)	—
Cash paid in lieu of fractional shares	(7)	—
Exercise of stock options	3,364	—
Net Cash Provided by Financing Activities	122,977	67,419

Net increase in cash and cash equivalents	266,281	8,963
Cash and cash equivalents, beginning of period	70,564	96,763
Cash and cash equivalents, end of period	$336,845	$105,726

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$61,112	$60,326
Cash paid for income taxes	399	—

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$2,322	$—
Recognition of operating lease liabilities	2,322	—
Loans transferred to foreclosed assets held for sale	9,816	164

Fair value of assets acquired in business combination, excluding cash (1)	$688,669	$—
Goodwill recorded (1)	7,313	—
Fair value of liabilities assumed in business combination (1)	630,181	—
Fair value of shares issued in business combination (2)	103,213	—
(1)     Includes the impact of the William Penn acquisition on April 30, 2025 and the Charis Insurance Group acquisition on May 12, 2025. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.
(2) Includes the impact of the William Penn acquisition on April 30, 2025.

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
The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its retail banking offices located throughout Pennsylvania and five counties in New Jersey.
Basis of Presentation
For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and five wholly-owned nonbank subsidiaries, MPB Realty, LLC, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC (which ceased operating during the first quarter of 2024), MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of June 30, 2025, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Mid Penn believes the information presented is not misleading, and the disclosures are adequate. For comparative purposes, the June 30, 2024 and December 31, 2024 balances have been reclassified, when necessary, to conform to the 2025 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2024 Annual Report.
Subsequent Events
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of June 30, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements. There were no events or transactions that occurred subsequent to the balance sheet date that would require adjustment or disclosure to the financial statements.
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

MID PENN BANCORP, INC.

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
Mid Penn has recognized total goodwill of $1.1 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired.
Mid Penn incurred expenses related to the Commonwealth Benefits Group acquisition of $545 thousand for the year ended December 31, 2024, which is included in noninterest expense in the Consolidated Statements of Income.
Charis Insurance Group, Inc. Acquisition
On May 12, 2025, Mid Penn acquired the insurance business and related accounts of Charis Insurance Group, Inc. (Charis Insurance Group), which provides business, home and auto insurance throughout central and southern Pennsylvania, for a cash purchase price of $4.0 million.
Mid Penn has recognized total goodwill of $1.6 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired.
Mid Penn incurred expenses related to the Charis Insurance Group acquisition of $164 thousand for the six months ended June 30, 2025, which is included in noninterest expense in the Consolidated Statements of Income.
William Penn Acquisition
On April 30, 2025, Mid Penn completed its acquisition of 100% of the outstanding shares of William Penn through the merger of William Penn with and into Mid Penn.

This transaction included the acquisition of 12 branches, further expanding Mid Penn's presence in the Philadelphia region and surrounding counties in Pennsylvania and New Jersey.

The merger was an all-stock transaction valued at approximately $103.2 million, based on the company's common stock closing price of $29.05 on April 30, 2025. Each share of William Penn common stock issued and outstanding as of April 30, 2025, was converted into 0.426 shares of Mid Penn common stock. As a result of the acquisition, Mid Penn issued 3,506,795 shares of Mid Penn common stock as consideration for the $103.2 million purchase price. The Company also granted replacement awards for 538,447 stock options, with a fair value of $3.1 million to continuing employees of William Penn. Of this amount, $1.3 million related to pre-combination vesting and was included in purchase price consideration, and $1.8 million related to post-combination vesting and will be recognized as expense of the combined company over the remaining vesting period.

Mid Penn has recognized total Goodwill of $5.7 million, and a core deposit intangible asset of $9.0 million as a result of this acquisition. This is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired. Goodwill is primarily comprised of expected synergies and an assembled workforce. Goodwill is not deductible for income tax purposes.

Mid Penn incurred expenses related to the William Penn acquisition of $10.8 million and $11.2 million for the three and six months ended June 30, 2025, respectively, which is included in noninterest expense in the Consolidated Statements of Income.

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. Mid Penn considers various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. As part of the William Penn Acquisition, Mid Penn acquired PCD loans and leases of $358

MID PENN BANCORP, INC.

thousand. The non-credit discount on the PCD loans and leases was $15 thousand and the Day 1 fair value was $343 thousand. The initial provision expense for non-PCD loans associated with the William Penn Acquisition was $2.3 million.
Estimated fair values of the assets acquired and liabilities assumed in the William Penn Acquisition as of the closing date are as follows:

(In thousands)
Assets acquired:
Cash and cash equivalents	$41,404
Federal funds sold	553
Investment securities	186,564
Loans	405,271
Core deposit intangible	9,002
Premises and equipment	6,858
Operating lease right of use asset	6,340
Cash surrender value of life insurance	42,928
Deferred income taxes	15,399
Accrued interest receivable	2,271
Other assets	11,094
Total assets acquired	$727,684
Liabilities assumed:
Deposits:
Noninterest-bearing demand	$61,677
Interest-bearing demand	121,521
Money Market	178,285
Savings	76,983
Time	181,293
Operating lease liability	6,340
Accrued interest payable	29
Other liabilities	4,052
Total liabilities assumed	$630,181

Consideration transferred	$103,213

Fair value of common stock issued	103,206
Cash paid in lieu of fractional shares	7
Total	$103,213

Reconciliation to Consideration Transferred:
Total assets acquired	$727,684
Total liabilities assumed	630,181
Net assets acquired	97,503
Goodwill	5,710
Consideration transferred	$103,213

The fair values of assets acquired and liabilities assumed are based on preliminary estimates and, as permitted under GAAP, Mid Penn has up to twelve months following the date of the Merger to finalize the fair values of the acquired assets and assumed liabilities related to the merger. During this measurement period, Mid Penn may record subsequent

MID PENN BANCORP, INC.

adjustments to goodwill for provisional amounts recorded at the merger date, with provisional merger-related tax adjustments.

From the acquisition date of April 30, 2025 through June 30, 2025, William Penn contributed approximately $4.4 million of total revenue and $693 thousand of net income to Mid Penn's consolidated results for the three months ended June 30, 2025.

The following supplemental pro forma information presents certain financial results for the three and six months ended June 30, 2025 and 2024 as if the merger of William Penn was effective as of January 1, 2024. The supplemental unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the results of operations of the combined company that would have been achieved for the periods presented had the transaction been completed as of the date indicated or that may be achieved in the future.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net interest income after provision for credit losses - loans	$49,705	$41,445	$96,429	$83,024
Noninterest income	7,741	5,962	12,517	12,627
Noninterest expense	47,876	33,443	78,619	67,034
Net income	$5,642	$11,494	$18,932	$23,638

MID PENN BANCORP, INC.

Note 3 - Investment Securities
AFS Securities
At June 30, 2025, the fair value of AFS securities totaled $404.7 million. At June 30, 2025, no securities were identified that violated credit loss triggers; therefore, no DCF analysis was performed, and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At June 30, 2025, accrued interest receivable totaled $1.8 million for AFS securities, and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
HTM Securities
At June 30, 2025, Mid Penn’s HTM securities totaled $364.0 million. The Company primarily held highly rated HTM securities, including taxable and tax-exempt securities issued mainly by the U.S government, state governments, and political subdivisions. As of June 30, 2025, the majority of Mid Penn's HTM securities were rated as A1/BBB by Moody's and/or Standard & Poor's ratings services. Credit ratings of HTM securities, which are a key factor in estimating expected credit losses, are reviewed on a quarterly basis.
At June 30, 2025, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at June 30, 2025. Therefore, no allowance for credit losses was recorded as of June 30, 2025.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At June 30, 2025, accrued interest receivable totaled $1.6 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
The following tables set forth the amortized cost and estimated fair value of investment securities for the periods presented:

	June 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$17,800	$—	$419	$17,381
Mortgage-backed U.S. government agencies	357,124	1,571	14,650	344,045
State and political subdivision obligations	4,337	—	670	3,667
Corporate debt securities	42,028	127	2,503	39,652
Total available-for-sale debt securities	421,289	1,698	18,242	404,745
Held-to-maturity
U.S. Treasury and U.S. government agencies	$233,510	$—	$20,675	$212,835
Mortgage-backed U.S. government agencies	34,908	1	4,383	30,526
State and political subdivision obligations	73,165	2	5,859	67,308
Corporate debt securities	22,446	—	1,317	21,129
Total held-to-maturity debt securities	364,029	3	32,234	331,798
Total	$785,318	$1,701	$50,476	$736,543

MID PENN BANCORP, INC.

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$22,247	$—	$740	$21,507
Mortgage-backed U.S. government agencies	222,464	11	19,531	202,944
State and political subdivision obligations	4,309	—	713	3,596
Corporate debt securities	35,750	—	3,320	32,430
Total available-for-sale debt securities	$284,770	$11	$24,304	$260,477
Held-to-maturity
U.S. Treasury and U.S. government agencies	$241,941	$—	$28,133	$213,808
Mortgage-backed U.S. government agencies	37,593	—	5,508	32,085
State and political subdivision obligations	77,462	—	6,840	70,622
Corporate debt securities	25,451	—	1,318	24,133
Total held-to-maturity debt securities	382,447	—	41,799	340,648
Total	$667,217	$11	$66,103	$601,125
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
Investment securities having a fair value of $490.7 million at June 30, 2025 and $440.0 million at December 31, 2024 were pledged primarily to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $158.6 million as of June 30, 2025 and $156.0 million as of December 31, 2024.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
June 30, 2025	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	10	$17,381	$419	10	$17,381	$419
Mortgage-backed U.S. government agencies	23	225,167	1,019	89	118,878	13,631	112	344,045	14,650
State and political subdivision obligations	1	36	—	8	3,631	670	9	3,667	670
Corporate debt securities	4	10,319	—	17	29,333	2,503	21	39,652	2,503
Total available-for-sale debt securities	28	$235,522	$1,019	124	$169,223	$17,223	152	$404,745	$18,242

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	—	—	—	138	212,835	20,675	138	212,835	20,675
Mortgage-backed U.S. government agencies	3	282	—	61	30,244	4,383	64	30,526	4,383
State and political subdivision obligations	8	3,185	15	158	64,123	5,844	166	67,308	5,859
Corporate debt securities	4	8,488	8	10	12,641	1,309	14	21,129	1,317
Total held-to-maturity debt securities	15	11,955	23	367	319,843	32,211	382	331,798	32,234
Total	43	$247,477	$1,042	491	$489,066	$49,434	534	$736,543	$50,476

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2024	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	12	$21,507	$740	12	$21,507	$740
Mortgage-backed U.S. government agencies	9	72,499	1,847	91	130,445	17,684	100	202,944	19,531
State and political subdivision obligations	—	—	—	8	3,596	713	8	3,596	713
Corporate debt securities	—	—	—	18	32,430	3,320	18	32,430	3,320
Total available-for-sale securities	9	72,499	1,847	129	187,978	22,457	138	260,477	24,304

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	143	$213,808	$28,133	143	$213,808	$28,133
Mortgage-backed U.S. government agencies	2	163	1	62	31,922	5,507	64	32,085	5,508
State and political subdivision obligations	8	3,176	30	169	67,446	6,810	177	70,622	6,840
Corporate debt securities	4	10,500	—	11	13,633	1,318	15	24,133	1,318
Total held to maturity securities	14	13,839	31	385	326,809	41,768	399	340,648	41,799
Total	23	$86,338	$1,878	514	$514,787	$64,225	537	$601,125	$66,103
At June 30, 2025 and 2024, the majority of the unrealized losses on securities in an unrealized loss position were attributable to U.S. Treasury and U.S. government agencies, and mortgage-backed U.S. government agencies.

Mid Penn had no securities considered by management to be credit related losses as of June 30, 2025 and 2024, and did not record any securities losses in the respective periods ended on these dates. Mid Penn does not consider the securities with unrealized losses on the respective dates to be credit related losses as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.
There were no gross realized gains and losses on sales of available-for-sale debt securities for the six months ended June 30, 2025 and 2024.

The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
June 30, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$7,000	$6,942	$23,502	$23,262
Due after 1 year but within 5 years	21,450	20,989	146,772	138,790
Due after 5 years but within 10 years	34,871	32,140	145,251	128,203
Due after 10 years	844	629	13,596	11,017
	64,165	60,700	329,121	301,272
Mortgage-backed securities	357,124	344,045	34,908	30,526
	$421,289	$404,745	$364,029	$331,798

MID PENN BANCORP, INC.

Note 4 - Loans and Allowance for Credit Losses - Loans
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	June 30, 2025	December 31, 2024
Commercial real estate
CRE Nonowner Occupied	$1,342,512	$1,251,010
CRE Owner Occupied	708,782	624,007
Multifamily	392,802	412,900
Farmland	227,953	224,709
Total Commercial real estate	2,672,049	2,512,626
Commercial and industrial	730,560	705,392
Construction
Residential Construction	96,503	99,399
Other Construction	322,642	326,171
Total Construction	419,145	425,570
Residential mortgage
1-4 Family 1st Lien	412,000	313,592
1-4 Family Rental	417,755	336,636
HELOC and Junior Liens	173,123	140,392
Total Residential Mortgage	1,002,878	790,620
Consumer	8,266	8,862
Total loans	$4,832,898	$4,443,070

Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees were $3.6 million and $3.8 million as of June 30, 2025 and December 31, 2024, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. Accrued interest receivable for loans totaled $24.7 million and $22.9 million as of June 30, 2025 and December 31, 2024, respectively, with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of June 30, 2025 and December 31, 2024, are summarized as follows:

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
June 30, 2025
Commercial real estate
CRE Nonowner Occupied	$1,657	$329	$6,028	$8,014	$1,334,498	$1,342,512	$—
CRE Owner Occupied	3,119	530	300	3,949	704,833	708,782	—
Multifamily	—	—	—	—	392,802	392,802	—
Farmland	1,213	—	—	1,213	226,740	227,953	—
Total Commercial real estate	5,989	859	6,328	13,176	2,658,873	2,672,049	—
Commercial and industrial	—	778	558	1,336	729,224	730,560	—
Construction
Residential Construction	787	—	—	787	95,716	96,503	—
Other Construction	—	—	—	—	322,642	322,642	—
Total Construction	787	—	—	787	418,358	419,145	—
Residential mortgage
1-4 Family 1st Lien	5,920	243	792	6,955	405,045	412,000	—
1-4 Family Rental	1,191	—	1,001	2,192	415,563	417,755	—
HELOC and Junior Liens	1,797	201	1,774	3,772	169,351	173,123	—
Total Residential Mortgage	8,908	444	3,567	12,919	989,959	1,002,878	—
Consumer	2	1	19	22	8,244	8,266	—
Total	$15,686	$2,082	$10,472	$28,240	$4,804,658	$4,832,898	$—

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2024
Commercial real estate
CRE Nonowner Occupied	$1,281	$1,515	$11,658	$14,454	$1,236,556	$1,251,010	$—
CRE Owner Occupied	39	51	262	352	623,655	624,007	—
Multifamily	—	—	—	—	412,900	412,900	—
Farmland	184	—	—	184	224,525	224,709	—
Total Commercial real estate	1,504	1,566	11,920	14,990	2,497,636	2,512,626	—
Commercial and industrial	74	3	794	871	704,521	705,392	—
Construction
Residential Construction	—	—	—	—	99,399	99,399	—
Other Construction	—	—	—	—	326,171	326,171	—
Total Construction	—	—	—	—	425,570	425,570	—
Residential mortgage
1-4 Family 1st Lien	2,853	220	516	3,589	310,003	313,592	—
1-4 Family Rental	374	7	137	518	336,118	336,636	—
HELOC and Junior Liens	724	209	2,157	3,090	137,302	140,392	—
Total Residential Mortgage	3,951	436	2,810	7,197	783,423	790,620	—
Consumer	20	—	—	20	8,842	8,862	—
Total	$5,549	$2,005	$15,524	$23,078	$4,419,992	$4,443,070	$—
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025			December 31, 2024
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate
CRE Nonowner Occupied	3,737	2,290	6,027	2,622	11,153	13,775
CRE Owner Occupied	—	1,979	1,979	—	546	546
Multifamily	—	143	143	—	154	154
Total Commercial real estate	3,737	4,412	8,149	2,622	11,853	14,475
Commercial and industrial	4,606	527	5,133	758	3,894	4,652
Construction
Residential Construction	—	—	—	—	—	—
Other Construction	—	—	—	—	—	—
Total Construction	—	—	—	—	—	—
Residential mortgage
1-4 Family 1st Lien	—	1,610	1,610	—	1,028	1,028
1-4 Family Rental	—	1,059	1,059	—	176	176
HELOC and Junior Liens	—	2,246	2,246	—	2,279	2,279
Total Residential Mortgage	$—	$4,915	$4,915	$—	$3,483	$3,483
Consumer	19	—	19	—	—	—
Total loans	$8,362	$9,854	$18,216	$3,380	$19,230	$22,610

MID PENN BANCORP, INC.

The amount of interest income recognized on nonaccrual loans was approximately $674 thousand and $132 thousand during the three months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the amount of interest income recognized on nonaccrual loans was approximately $801 thousand and $291 thousand, respectively.
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

LOSS - These loans are considered uncollectible and no longer a viable asset of the Bank. They lack an identifiable source of repayment based on an inability to generate sufficient cash flow to service their debt. All trends are negative and the damage to the financial condition of the Borrower can’t be reversed now or in the near future.

MID PENN BANCORP, INC.

The following table presents risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal.

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2025	2024	2023	2022	2021	Prior		Total
CRE Nonowner Occupied
Pass	$32,647	$104,022	$196,423	$370,058	$176,840	$428,945	$14,707	$1,323,642
Special mention	—	—	—	—	2,000	3,053	—	5,053
Substandard or lower	—	—	1,540	—	—	12,277	—	13,817
Total CRE Nonowner Occupied	32,647	104,022	197,963	370,058	178,840	444,275	14,707	1,342,512
Gross charge offs	—	—	—	(691)	—	—	—	(691)
Current period recoveries	—	—	—	—	—	2	—	2
Net charge offs	—	—	—	(691)	—	2	—	(689)
CRE Owner Occupied
Pass	58,853	69,010	101,512	112,490	70,411	267,706	13,720	693,702
Special mention	—	—	—	2,074	174	6,299	—	8,547
Substandard or lower	—	527	—	2,793	231	2,015	967	6,533
Total CRE Owner Occupied	58,853	69,537	101,512	117,357	70,816	276,020	14,687	708,782
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Multifamily
Pass	3,501	5,599	66,628	119,092	88,483	105,125	4,184	392,612
Special mention	—	—	—	—	—	47	—	47
Substandard or lower	—	—	—	—	—	143	—	143
Total Multifamily	3,501	5,599	66,628	119,092	88,483	105,315	4,184	392,802
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Farmland
Pass	15,216	26,049	28,963	53,833	39,673	47,493	13,120	224,347
Special mention	—	—	126	—	1,149	2,141	190	3,606
Substandard or lower	—	—	—	—	—	—	—	—
Total Farmland	15,216	26,049	29,089	53,833	40,822	49,634	13,310	227,953
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	66,015	107,256	83,313	75,851	49,495	99,056	230,411	711,397
Special mention	—	117	51	110	59	1,767	587	2,691
Substandard or lower	—	—	9,917	100	527	1,320	4,608	16,472
Total commercial and industrial	66,015	107,373	93,281	76,061	50,081	102,143	235,606	730,560
Gross charge offs	—	—	—	—	—	(203)	—	(203)
Current period recoveries	—	—	1	—	—	8	—	9
Net charge offs	—	—	1	—	—	(195)	—	(194)

MID PENN BANCORP, INC.

Residential Construction
Pass	9,947	41,249	31,298	2,687	—	—	11,322	96,503
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Residential Construction	9,947	41,249	31,298	2,687	—	—	11,322	96,503
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other Construction
Pass	35,923	69,496	71,292	87,008	8,823	22,796	27,304	322,642
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Other Construction	35,923	69,496	71,292	87,008	8,823	22,796	27,304	322,642
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	9,623	28,419	63,755	53,802	44,375	206,587	1,362	407,923
Non-performing	—	—	—	—	—	4,077	—	4,077
Total 1-4 Family 1st Lien	9,623	28,419	63,755	53,802	44,375	210,664	1,362	412,000
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	85	—	85
Net recoveries	—	—	—	—	—	85	—	85
1-4 Family Rental
Performing	17,197	25,230	52,049	103,719	64,892	149,598	1,895	414,580
Non-performing	—	—	146	—	1,754	1,275	—	3,175
Total 1-4 Family Rental	17,197	25,230	52,195	103,719	66,646	150,873	1,895	417,755
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
HELOC and Junior Liens
Performing	4,057	5,685	16,813	9,827	5,129	16,258	110,370	168,139
Non-performing	—	1,170	149	164	—	2,125	1,376	4,984
Total HELOC and Junior Liens	4,057	6,855	16,962	9,991	5,129	18,383	111,746	173,123
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Consumer
Performing	2,285	1,394	960	385	321	786	2,116	8,247
Non-performing	—	—	19	—	—	—	—	19
Total consumer	2,285	1,394	979	385	321	786	2,116	8,266
Gross charge offs	—	—	—	—	—	(30)	—	(30)
Current period recoveries	—	—	—	—	—	20	—	20
Net charge offs	—	—	—	—	—	(10)	—	(10)
Total
Pass	$222,102	$422,681	$579,429	$821,019	$433,725	$971,121	$314,768	$3,764,845
Special mention	—	117	177	2,184	3,382	13,307	777	19,944
Substandard or lower	—	527	11,457	2,893	758	15,755	5,575	36,965

MID PENN BANCORP, INC.

Performing	33,162	60,728	133,577	167,733	114,717	373,229	115,743	998,889
Nonperforming	—	1,170	314	164	1,754	7,477	1,376	12,255
Total	$255,264	$485,223	$724,954	$993,993	$554,336	$1,380,889	$438,239	$4,832,898

MID PENN BANCORP, INC.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2024	2023	2022	2021	2020	Prior		Total
CRE Nonowner Occupied
Pass	$85,501	$176,018	$343,072	$152,157	$130,650	$325,478	$11,732	$1,224,608
Special mention	—	—	—	—	—	3,105	—	3,105
Substandard or lower	—	1,515	1,260	—	3,281	17,241	—	23,297
Total CRE Nonowner Occupied	85,501	177,533	344,332	152,157	133,931	345,824	11,732	1,251,010
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	2	—	2
Net recoveries	—	—	—	—	—	2	—	2
CRE Owner Occupied
Pass	52,922	99,065	106,876	66,160	77,774	199,725	11,630	614,152
Special mention	—	222	4,991	227	—	2,133	—	7,573
Substandard or lower	—	—	—	194	—	2,088	—	2,282
Total CRE Owner Occupied	52,922	99,287	111,867	66,581	77,774	203,946	11,630	624,007
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	4	—	4
Net recoveries	—	—	—	—	—	4	—	4
Multifamily
Pass	4,843	66,119	118,568	101,871	40,450	78,070	2,771	412,692
Special mention	—	—	—	—	—	54	—	54
Substandard or lower	—	—	—	—	—	154	—	154
Total Multifamily	4,843	66,119	118,568	101,871	40,450	78,278	2,771	412,900
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Farmland
Pass	27,449	31,259	56,178	42,693	25,119	24,729	14,801	222,228
Special mention	—	128	—	—	—	2,163	190	2,481
Substandard or lower	—	—	—	—	—	—	—	—
Total Farmland	27,449	31,387	56,178	42,693	25,119	26,892	14,991	224,709
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	114,175	106,657	78,702	54,312	21,532	92,723	222,525	690,626
Special mention	—	62	503	31	—	3,534	4,498	8,628
Substandard or lower	—	—	—	892	1,168	1,632	2,446	6,138
Total commercial and industrial	114,175	106,719	79,205	55,235	22,700	97,889	229,469	705,392
Gross charge offs	—	(201)	—	—	(206)	(412)	—	(819)
Current period recoveries	—	—	—	—	—	1	—	1
Net charge offs	—	(201)	—	—	(206)	(411)	—	(818)
Residential construction
Pass	34,275	37,222	15,559	—	—	2,007	10,336	99,399
Special mention	—	—	—	—	—	—	—	—

MID PENN BANCORP, INC.

Substandard or lower	—	—	—	—	—	—	—	—
Total Residential construction	34,275	37,222	15,559	—	—	2,007	10,336	99,399
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other construction
Pass	66,711	94,619	104,439	11,664	10,983	11,928	25,827	326,171
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Other construction	66,711	94,619	104,439	11,664	10,983	11,928	25,827	326,171
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	27,580	59,762	45,946	34,743	42,727	98,891	2,915	312,564
Non-performing	—	—	—	—	211	817	—	1,028
Total 1-4 Family 1st Lien	27,580	59,762	45,946	34,743	42,938	99,708	2,915	313,592
Gross charge offs	—	—	—	—	—	(7)	—	(7)
Current period recoveries	—	—	—	—	—	16	—	16
Net recoveries	—	—	—	—	—	9	—	9
1-4 Family Rental
Performing	28,735	51,488	88,594	59,397	35,222	69,890	2,009	335,335
Non-performing	—	147	—	—	595	559	—	1,301
Total 1-4 Family Rental	28,735	51,635	88,594	59,397	35,817	70,449	2,009	336,636
Gross charge offs	—	—	—	—	—	(2)	—	(2)
Current period recoveries	—	—	—	—	—	22	—	22
Net recoveries	—	—	—	—	—	20	—	20
HELOC and Junior Liens
Performing	6,096	16,125	9,856	4,845	2,182	10,887	88,122	138,113
Non-performing	—	21	—	—	—	1,257	1,001	2,279
Total HELOC and Junior Liens	6,096	16,146	9,856	4,845	2,182	12,144	89,123	140,392
Gross charge offs	—	—	(21)	—	—	—	—	(21)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	(21)	—	—	—	—	(21)
Consumer
Performing	4,214	972	354	394	107	234	2,587	8,862
Non-performing	—	—	—	—	—	—	—	—
Total consumer	4,214	972	354	394	107	234	2,587	8,862
Gross charge offs	—	—	(2)	—	—	(50)	—	(52)
Current period recoveries	—	—	1	—	—	38	—	39
Net charge offs	—	—	(1)	—	—	(12)	—	(13)
Total
Pass	$385,876	$610,959	$823,394	$428,857	$306,508	$734,660	$299,622	$3,589,876
Special mention	—	412	5,494	258	—	10,989	4,688	21,841
Substandard or lower	—	1,515	1,260	1,086	4,449	21,115	2,446	31,871
Performing	66,625	128,347	144,750	99,379	80,238	179,902	95,633	794,874
Nonperforming	—	168	—	—	806	2,633	1,001	4,608
Total	$452,501	$741,401	$974,898	$529,580	$392,001	$949,299	$403,390	$4,443,070

MID PENN BANCORP, INC.

Mid Penn had no loans classified as "doubtful" as of June 30, 2025 and December 31, 2024. There was $11 thousand and $861 thousand in loans for which formal foreclosure proceedings were in process at June 30, 2025 and December 31, 2024, respectively.
Collateral-Dependent Loans
A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, Mid Penn elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, Mid Penn records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land. Total collateral-dependent loans as of June 30, 2025 were $18.2 million.
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

MID PENN BANCORP, INC.

The following tables present the activity in the ACL - loans by portfolio segment for the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024:

(In thousands)	Balance at March 31, 2025	PCD Loans	Charge offs	Recoveries	Net loans (charged off) recovered	Provision/(Benefit) for credit losses (1)	Three Months Ended June 30, 2025
Commercial Real Estate
CRE Nonowner Occupied	$10,380	$89	$(691)	$1	$(690)	$819	$10,598
CRE Owner Occupied	5,722	100	—	—	—	608	6,430
Multifamily	3,324	31	—	—	—	(1,377)	1,978
Farmland	2,075	—	—	—	—	23	2,098
Commercial and industrial	7,864	36	(203)	3	(200)	402	8,102
Construction
Residential Construction	830	—	—	—	—	128	958
Other Construction	1,899	—	—	—	—	537	2,436
Residential Mortgage
1-4 Family 1st Lien	1,582	37	—	83	83	494	2,196
1-4 Family Rental	1,740	47	—	—	—	471	2,258
HELOC and Junior Liens	404	3	—	—	—	113	520
Consumer	18	—	(15)	11	(4)	27	41
Total	$35,838	$343	$(909)	$98	$(811)	$2,245	$37,615

(In thousands)	Balance at December 31, 2024	PCD Loans	Charge offs	Recoveries	Net loans (charged off) recovered	Provision/(Benefit) for credit losses (1)	Six Months Ended June 30, 2025
Commercial Real Estate
CRE Nonowner Occupied	$11,047	$89	$(691)	$2	$(689)	$151	$10,598
CRE Owner Occupied	5,243	100	—	—	—	1,087	6,430
Multifamily	3,432	31	—	—	—	(1,485)	1,978
Farmland	1,932	—	—	—	—	166	2,098
Commercial and industrial	7,122	36	(203)	9	(194)	1,138	8,102
Construction
Residential Construction	931	—	—	—	—	27	958
Other Construction	2,131	—	—	—	—	305	2,436
Residential Mortgage
1-4 Family 1st Lien	1,503	37	—	85	85	571	2,196
1-4 Family Rental	1,756	47	—	—	—	455	2,258
HELOC and Junior Liens	392	3	—	—	—	125	520
Consumer	25	—	(30)	20	(10)	26	41
Total	$35,514	$343	$(924)	$116	$(808)	$2,566	$37,615
(1) Includes a $2.3 million initial provision on non-PCD loans acquired in the William Penn transaction

MID PENN BANCORP, INC.

(In thousands)	Balance at March 31, 2024	Charge offs	Recoveries	Net loans (charged off) recovered	Provision/(Benefit) for credit losses	Three Months Ended June 30, 2024
Commercial Real Estate
CRE Nonowner Occupied	$10,417	$—	$—	$—	$230	$10,647
CRE Owner Occupied	5,602	—	4	4	224	5,830
Multifamily	2,370	—	—	—	839	3,209
Farmland	2,002	—	—	—	57	2,059
Commercial and industrial	6,500	(56)	—	(56)	490	6,934
Construction
Residential Construction	1,176	—	—	—	(47)	1,129
Other Construction	2,171	—	—	—	(158)	2,013
Residential Mortgage
1-4 Family 1st Lien	1,271	—	7	7	71	1,349
1-4 Family Rental	1,539	(2)	22	20	145	1,704
HELOC and Junior Liens	457	—	—	—	(60)	397
Consumer	19	(4)	11	7	(9)	17
Total	$33,524	$(62)	$44	$(18)	$1,782	$35,288

(In thousands)	Balance at December 31, 2023	Charge offs	Recoveries	Net loans (charged off) recovered	Provision/(Benefit) for credit losses	Six Months Ended June 30, 2024
Commercial Real Estate
CRE Nonowner Occupied	$10,267	$—	$—	$—	$380	$10,647
CRE Owner Occupied	5,646	—	4	4	180	5,830
Multifamily	2,202	—	—	—	1,007	3,209
Farmland	2,064	—	—	—	(5)	2,059
Commercial and industrial	7,131	(56)	—	(56)	(141)	6,934
Construction
Residential Construction	1,256	—	—	—	(127)	1,129
Other Construction	2,146	—	—	—	(133)	2,013
Residential Mortgage
1-4 Family 1st Lien	1,207	(7)	7	—	142	1,349
1-4 Family Rental	1,859	(2)	22	20	(175)	1,704
HELOC and Junior Liens	389	(21)	—	(21)	29	397
Consumer	20	(26)	17	(9)	6	17
Total	$34,187	$(112)	$50	$(62)	$1,163	$35,288

MID PENN BANCORP, INC.

The following table presents the ACL for loans and the amortized cost basis of the loans by the measurement methodology used as of June 30, 2025 and December 31, 2024:

(In thousands)	ACL - Loans			Loans
June 30, 2025	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,654	$944	$10,598	$1,336,486	$6,026	$1,342,512
CRE Owner Occupied	6,430	—	6,430	706,803	1,979	708,782
Multifamily	1,978	—	1,978	392,659	143	392,802
Farmland	2,098	—	2,098	227,953	—	227,953
Commercial and industrial	7,548	554	8,102	725,426	5,134	730,560
Construction
Residential Construction	958	—	958	96,503	—	96,503
Other Construction	2,436	—	2,436	322,642	—	322,642
Residential mortgage
1-4 Family 1st Lien	2,196	—	2,196	410,390	1,610	412,000
1-4 Family Rental	2,258	—	2,258	416,696	1,059	417,755
HELOC and Junior Liens	520	—	520	170,877	2,246	173,123
Consumer	22	19	41	8,247	19	8,266
Total	$36,098	$1,517	$37,615	$4,814,682	$18,216	$4,832,898

(In thousands)	ACL - Loans			Loans
December 31, 2024	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,945	$1,102	$11,047	$1,237,235	$13,775	$1,251,010
CRE Owner Occupied	5,243	—	5,243	623,461	546	624,007
Multifamily	3,432	—	3,432	412,746	154	412,900
Farmland	1,932	—	1,932	224,709	—	224,709
Commercial and industrial	6,785	337	7,122	700,740	4,652	705,392
Construction
Residential Construction	931	—	931	99,399	—	99,399
Other Construction	2,131	—	2,131	326,171	—	326,171
Residential mortgage
1-4 Family 1st Lien	1,503	—	1,503	312,564	1,028	313,592
1-4 Family Rental	1,756	—	1,756	336,460	176	336,636
HELOC and Junior Liens	392	—	392	138,113	2,279	140,392
Consumer	25	—	25	8,862	—	8,862
Total	$34,075	$1,439	$35,514	$4,420,460	$22,610	$4,443,070

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

There were no new modifications to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025.

Information related to loans modified (by type of modification) for the three and six months ended June 30, 2024, whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

There were no new modifications to borrowers experiencing financial difficulty for the three months ended June 30, 2024.

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Six months ended June 30, 2024
HELOC and Junior Liens	$—	$—	$92	$92	0.07%
Total Residential Mortgage	—	—	92	92	0.01%
Total loans	$—	$—	$92	$92

The financial effects of the interest-only loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added 2.0 years to the life of the loan, which also reduced the monthly payment amounts for the borrower.
As of June 30, 2025, there were no defaulted modified loans, as all modified loans were current with respect to their associated forbearance agreements. There were also no defaults on modified loans within twelve months of restructure during 2024.

MID PENN BANCORP, INC.

Note 5 - Deposits
Deposits consisted of the following as of June 30, 2025 and December 31, 2024:

(Dollars in thousands)	June 30, 2025	% of Total Deposits	December 31, 2024	% of Total Deposits
Noninterest-bearing demand deposits	$857,072	15.7%	$759,169	16.2%
Interest-bearing demand deposits	1,191,214	21.9%	1,101,444	23.5%
Money market	1,243,918	22.8%	958,051	20.4%
Savings	337,607	6.2%	260,258	5.5%
Total demand and savings	3,629,811	66.6%	3,078,922	65.6%
Time	1,819,853	33.4%	1,611,005	34.4%
Total deposits	$5,449,664	100.0%	$4,689,927	100.0%
The scheduled maturities of time deposits at June 30, 2025 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2025	$962,350	$276,458
Maturing in 2026	389,419	113,146
Maturing in 2027	43,839	2,638
Maturing in 2028	14,646	561
Maturing in 2029	10,339	255
Maturing thereafter	5,610	592
	$1,426,203	$393,650
Mid Penn had $299.8 million and $319.8 million in brokered certificates of deposits as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025 and December 31, 2024, Mid Penn had $103.7 million and $83.7 million of CDAR (Certificate of Deposit Account Registry) deposits, respectively.

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
Information related to loan level swaps is set forth in the following table:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$244,223	$217,150
Weighted average remaining term (years)	4.65	5.11
Receive fixed rate (weighted average)	4.92%	4.68%
Pay variable rate (weighted average)	6.67%	6.64%
Estimated fair value (1)	$9,934	$11,118

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$244,223	$217,150
Weighted average remaining term (years)	4.65	5.11
Receive variable rate (weighted average)	6.67%	6.64%
Pay fixed rate (weighted average)	4.92%	4.68%
Estimated fair value (2)	$9,934	$11,118
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

MID PENN BANCORP, INC.

Information related to cash flow hedges is set forth in the following table:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Cash flow hedges
Notional amount	$295,000	$295,000
Weighted average remaining term (years)	1.17	1.55
Pay fixed rate (weighted average)	3.10%	3.64%
Receive variable rate (weighted average)	3.80%	4.10%
Estimated fair value (1)	$481	$2,590
(1) Estimated fair value, net of accrued interest receivable, is disclosed in Other Assets on the Consolidated Balance Sheet.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months, Mid Penn estimates that an additional $633 thousand will be reclassified as a decrease to interest expense.

Note 7 - Accumulated Other Comprehensive (Loss) Income
The changes in each component of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance at March 31, 2025	$(15,233)	$501	$569	$(14,163)
OCI before reclassifications	2,755	(338)	(10)	2,407
Amounts reclassified from AOCI	—	—	—	—
Balance at June 30, 2025	$(12,478)	$163	$559	(11,756)

Balance at December 31, 2024	$(18,889)	$1,485	$579	$(16,825)
OCI before reclassifications	6,411	(1,322)	6	5,095
Amounts reclassified from AOCI	—	—	(26)	(26)
Balance at June 30, 2025	$(12,478)	$163	$559	$(11,756)

Balance at March 31, 2024	$(19,050)	$2,230	$(127)	$(16,947)
OCI before reclassifications	(201)	28	(3)	(176)
Amounts reclassified from AOCI	—	—	—	—
Balance at June 30, 2024	$(19,251)	$2,258	$(130)	$(17,123)

Balance at December 31, 2023	$(17,339)	$820	$(118)	$(16,637)
OCI before reclassifications	(1,912)	1,438	5	(469)
Amounts reclassified from AOCI	—	—	(17)	(17)
Balance at June 30, 2024	$(19,251)	$2,258	$(130)	$(17,123)

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
There were no transfers of assets between fair value Level 1 and Level 2 during the three and six months ended June 30, 2025 or the year ended December 31, 2024.
The following tables illustrate the assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets.

	June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$17,381	$—	$17,381
Mortgage-backed U.S. government agencies	—	344,045	—	344,045
State and political subdivision obligations	—	3,667	—	3,667
Corporate debt securities	—	39,652	—	39,652
Equity securities	437	—	—	437
Loans held for sale	—	6,101	—	6,101
Other assets:
Derivative assets	—	10,415	—	10,415
Other liabilities:
Derivative liabilities	—	9,934		9,934

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$21,507	$—	$21,507
Mortgage-backed U.S. government agencies	—	202,944	—	202,944
State and political subdivision obligations	—	3,596	—	3,596
Corporate debt securities	—	32,430	—	32,430
Equity securities	428	—	—	428
Loans held for sale	—	7,064	—	7,064
Other assets:
Derivative assets	—	13,708	—	13,708
Other liabilities:
Derivative Liabilities	—	11,118	—	11,118

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
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of June 30, 2025 were measured as the price that secondary market investors were offering for loans with similar characteristics.
Derivative instruments - Interest rate swaps are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as efficient and are less liquid than that of the more mature Level 1 markets. These markets do, however, have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair value. These characteristics classify interest rate swap agreements as Level 2.
Mortgage banking derivatives - represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps. The fair values of Mid Penn’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify Mortgage banking derivatives as Level 2. As of June 30, 2025, Mortgage banking derivatives are not considered material.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, upon their acquisition or when there is evidence of impairment).

The following table illustrates financial instruments measured at fair value on a nonrecurring basis:

	June 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$16,699	$16,699
Foreclosed assets held for sale	—	—	9,816	9,816

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$21,171	$21,171
Foreclosed assets held for sale	—	—	44	44
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

MID PENN BANCORP, INC.

The following table presents additional information about the valuation techniques for level 3 assets measured at fair value on a nonrecurring basis.

	June 30, 2025
(In thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$16,699	Appraisal of collateral	Appraisal adjustments	8%	-	100%	24.8%
Foreclosed assets held for sale	9,816	Appraisal of collateral	Appraisal adjustments	26%	-	95%	59.3%

	December 31, 2024
(In thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$21,171	Appraisal of collateral	Appraisal adjustments	—%	-	100%	5.6%
Foreclosed assets held for sale	44	Appraisal of collateral	Appraisal adjustments	26%	-	26%	26.0%
The following tables summarize the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	June 30, 2025
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$336,852	$336,852	$—	$—	$336,852
Available-for-sale securities	404,745	—	404,745	—	404,745
Held-to-maturity securities	364,029	—	331,798	—	331,798
Equity securities	437	437	—	—	437
Loans held for sale	6,101	—	6,101	—	6,101
Net loans	4,795,283	—	—	4,813,508	4,813,508
Restricted investment in bank stocks	7,110		7,110	—	7,110
Accrued interest receivable	28,546	28,546	—	—	28,546
Derivative assets	10,415	—	10,415	—	10,415
Financial instruments - liabilities
Deposits	$5,449,664	$—	$5,454,062	$—	$5,454,062
Short-term borrowings	—	—	—	—	—
Long-term debt (1)	20,383	—	20,233	—	20,233
Subordinated debt	37,303	—	35,838	—	35,838
Accrued interest payable	13,421	13,421	—	—	13,421
Derivative liabilities	9,934	—	9,934	—	9,934
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
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of June 30, 2025 and December 31, 2024.
Note 9 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $65.1 million and $64.3 million of standby letters of credit outstanding as of June 30, 2025 and December 31, 2024, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of June 30, 2025 and December 31, 2024 for payment under standby letters of credit issued was not considered material.
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
The ACL - OBS was $3.2 million and $2.9 million as of June 30, 2025 and December 31, 2024, respectively. A provision for credit losses - credit commitments of $24 thousand and a benefit for credit losses - credit commitments of $178 thousand were recorded for the three months ended June 30, 2025 and June 30, 2024, respectively. A provision for credit losses - credit commitments of $4 thousand and a benefit for credit losses - credit commitments of $496 thousand were recorded for the six months ended June 30, 2025 and June 30, 2024, respectively.
The following table presents the activity in the ACL - OBS by segment for the three and six June 30, 2025 and 2024:

(in thousands)	Balance at March 31, 2025	(Benefit)/Provision for credit loss	Three months ended June 30, 2025
1-4 Family Rental	$13	$3	$16
C&I	1,322	(120)	1,202
CRE NonOwner Occupied	109	4	113
CRE Owner Occupied	105	13	118
Consumer	3	—	3
Farmland	112	(13)	99
HELOC & Junior Liens	95	30	125
Multifamily	22	1	23
Other Construction & Land	660	382	1,042
Residential Construction	471	(2)	469
Residential First Liens	7	—	7
	$2,919	$298	$3,217

in thousands	Balance at December 31, 2024	(Benefit)/Provision for credit loss	Six months ended June 30, 2025
1-4 Family Rental	$16	$—	$16
C&I	1,165	37	1,202
CRE NonOwner Occupied	132	(19)	113
CRE Owner Occupied	98	20	118
Consumer	3	—	3
Farmland	92	7	99
HELOC & Junior Liens	92	33	125
Multifamily	27	(4)	23
Other Construction & Land	792	250	1,042
Residential Construction	516	(47)	469
Residential First Liens	6	1	7
	$2,939	$278	$3,217

MID PENN BANCORP, INC.

(in thousands)	Balance at March 31, 2024	(Benefit)/Provision for credit loss	Three months ended June 30, 2024
1-4 Family Rental	$11	$2	$13
C&I	1,138	16	1,154
CRE NonOwner Occupied	85	25	110
CRE Owner Occupied	120	8	128
Consumer	3	—	3
Farmland	95	2	97
HELOC & Junior Liens	113	(17)	96
Multifamily	17	10	27
Other Construction & Land	928	(145)	783
Residential Construction	731	(76)	655
Residential First Liens	8	(3)	5
	$3,249	$(178)	$3,071

in thousands	Balance at December 31, 2023	(Benefit)/Provision for credit loss	Six months ended June 30, 2024
1-4 Family Rental	$11	$2	$13
C&I	1,270	(116)	1,154
CRE NonOwner Occupied	113	(3)	110
CRE Owner Occupied	106	22	128
Consumer	3	—	3
Farmland	108	(11)	97
HELOC & Junior Liens	100	(4)	96
Multifamily	24	3	27
Other Construction & Land	1,036	(253)	783
Residential Construction	778	(123)	655
Residential First Liens	18	(13)	5
	$3,567	$(496)	$3,071
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

MID PENN BANCORP, INC.

Note 10 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were zero and $2.0 million as of June 30, 2025 and December 31, 2024, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by the Bank’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $2.5 billion at June 30, 2025. The Bank had a short-term borrowing capacity from the FHLB as of June 30, 2025 up to the Bank’s unused borrowing capacity of $1.6 billion (equal to $1.7 billion of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at June 30, 2025. No draws were made on these lines as of June 30, 2025 and December 31, 2024.
Long-term Debt
The following table presents a summary of long-term debt as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024
FHLB fixed rate instruments:
Due February 2026, 4.51%	$20,000	$20,000
Due August 2026, 4.80%	369	523
Due February 2027, 6.71%	14	17
Total FHLB fixed rate instruments	20,383	20,540
Lease obligations included in long-term debt	2,991	3,063
Total long-term debt	$23,374	$23,603
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Bank loan receivables, principally real estate secured loans. The Bank also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $158.6 million and $156.0 million as of June 30, 2025 and December 31, 2024, respectively.

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
Holders of the December 2020 Notes may not accelerate the maturity of the December 2020 Notes, except upon the bankruptcy, insolvency, liquidation, receivership or similar event of Mid Penn or Mid Penn Bank, its principal banking subsidiary. Related parties held $750 thousand of the December 2020 Notes as of June 30, 2025 and December 31, 2024.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn entered into agreements with accredited investors who purchased $15.0 million aggregate principal amount of its subordinated notes due March 2030 (the "March 2020 Notes"). The March 2020 Notes were treated as Tier 2 capital for regulatory capital purposes.
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
The March 2020 Notes were redeemable in whole or in part, without premium or penalty, at any time on or after March 30, 2025 and prior to March 30, 2030. Mid Penn redeemed the remaining March 2020 Notes in whole on June 30, 2025.

MID PENN BANCORP, INC.

Note 12 - Common Stock and Equity Incentive Plans
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
During the six months ended June 30, 2025, Mid Penn repurchased 62,812 shares of common stock at an average price of $28.31. All 62,812 shares were repurchased in the three months ended June 30, 2025. As of June 30, 2025, Mid Penn had repurchased an aggregate of 503,534 shares of common stock at an average price of $23.47 per share under the Program. The Program had approximately $3.2 million remaining available for repurchase as of June 30, 2025.
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
As of June 30, 2025, a total of 310,804 restricted shares were granted under the Plans, of which 114,030 shares were unvested. The Plan's shares granted and vested resulted in $2.4 million and $321 thousand in share-based compensation expense for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Plan's shares granted and vested resulted in share-based compensation expense of $2.6 million and $623 thousand, respectively.
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
Equity Awards Assumed from William Penn Acquisition
In connection with the acquisition of William Penn on April 30, 2025, the Company issued 3,506,795 shares of common stock as purchase consideration and assumed outstanding equity awards of William Penn, consisting of 538,447 stock options and 215,386 restricted stock units (RSUs). These awards were converted into equivalent awards of the Company's common stock, of which, 273,000 stock options and 109,205 restricted stock units remained unvested as of June 30, 2025.
Compensation expense for stock options was $680 thousand for the three and six months ended June 30, 2025. As of June 30, 2025, unrecognized compensation expense related to unvested options was $1.1 million. Compensation expense

MID PENN BANCORP, INC.

for restricted stock awards was $1.4 million for the three and six months ended June 30, 2025. As of June 30, 2025, unrecognized compensation cost related to unvested restricted stock was $1.8 million.
The assumed awards are subject to the original vesting terms and conditions included in the Company's outstanding stock-based compensation plans.

MID PENN BANCORP, INC.

Note 13 - Earnings Per Share
Basic earnings per share ("EPS") is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding plus the effect of potentially dilutive common shares, which include stock options and unvested restricted stock awards, using the treasury stock method.
The following data shows the amounts used in computing basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$4,762	$11,771	$18,504	$23,904

Weighted average common shares outstanding (basic)	21,566,617	16,576,283	20,467,349	16,572,102
Effect of dilutive stock based compensation awards (includes unvested restricted stock and stock options)	32,818	29,070	301,485	36,761
Weighted average common shares outstanding (diluted)	21,599,435	16,605,353	20,768,834	16,608,863

Basic earnings per common share	$0.22	$0.71	$0.90	$1.44
Diluted earnings per common share	0.22	0.71	0.89	1.44
Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were 367,400 and 111,994 stock options that were anti-dilutive for the three and six months ended June 30, 2025, respectively. These stock options were assumed in the William Penn acquisition. There were no antidilutive instruments for the three and six months ended June 30, 2024.

Note 14 - Segment Reporting
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

The following table presents certain information reviewed by management:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net interest income	$48,206	$38,766	$90,715	$75,222
Provision for credit losses	2,269	1,604	2,570	667
Noninterest income	6,143	5,329	11,382	11,166
Noninterest expense	47,798	28,224	78,440	56,744
(Benefit)/Provision for Income taxes	(480)	2,496	2,583	5,073
Net income	4,762	11,771	18,504	23,904

Total assets	$6,354,543	$5,391,749	$6,354,543	$5,391,749

MID PENN BANCORP, INC.

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

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management Discussion relates to the Corporation, a financial holding company incorporated in the Commonwealth of Pennsylvania, and its wholly-owned subsidiaries, and should be read in conjunction with the consolidated financial statements and other financial information presented in this report and our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Certain of the matters discussed in this document or in documents incorporated by reference herein, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These forward-looking statements represent plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results, and the assumptions upon which those statements are based. Forward looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” or words or phrases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. Actual results, performance or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements.

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

MID PENN BANCORP, INC.

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
•supply chain disruption;
•the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent filings with the SEC.

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
The following table presents a summary of Mid Penn's earnings and selected performance ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$4,762	$11,771	$18,504	$23,904
Diluted EPS	$0.22	$0.71	$0.89	$1.44
Dividends Declared	$0.20	$0.20	$0.40	$0.40
Return on average assets (2)	0.32%	0.88%	0.65%	1.79%
Return on average equity (2)	2.85%	8.55%	5.60%	17.44%
Net interest margin (1)(2)	3.44%	3.12%	3.41%	3.04%
Non-performing assets to total assets	0.44%	0.19%	0.44%	0.19%
Net charge-offs to average loans (annualized)	0.0688%	0.002%	0.069%	0.006%
(1) Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section.
(2) Annualized ratios

On April 30, 2025, Mid Penn completed the acquisition of William Penn, which added total assets of $727.7 million, comprised primarily of $405.3 million of loans. This transaction included the acquisition of 12 branches, further expanding Mid Penn's presence in the Philadelphia region and surrounding counties in Pennsylvania and New Jersey.

Each share of William Penn common stock issued and outstanding as of April 30, 2025, was converted into 0.426 shares of Mid Penn common stock. As a result of the acquisition, Mid Penn issued approximately 3,506,795 shares of Mid Penn common stock, plus up to an additional 538,447 shares of Mid Penn common stock issuable upon the exercise of former William Penn stock options, for a purchase price of $103.2 million. Additionally, on May 12, 2025, Mid Penn acquired the insurance business and related accounts of Charis Insurance Group, which provides business, home and auto insurance throughout central and southern Pennsylvania, for a purchase price of $4.0 million.
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended June 30, 2025 was $4.8 million, or $0.22 per both common share basic and diluted, compared to earnings of $11.8 million, or $0.71 per both common share basic and diluted for the three months ended June 30, 2024. Mid Penn's earnings for the six months ended June 30, 2025 was $18.5 million, or $0.90 per common share basic, and $0.89 per diluted common share, compared to earnings of $23.9 million, or $1.44 per both common share basic and diluted for the six months ended June 30, 2024.
◦Net Interest Margin - For the second quarter of 2025, Mid Penn’s net interest margin was 3.44% versus 3.12% for the same period of 2024. For the six months ended June 30, 2025, net interest margin was 3.41% versus 3.04% for the same period of 2024. The yield on interest-earning assets for the three months ended June 30, 2025 decreased 1 basis point from the same period of 2024. The rate on interest-bearing liabilities decreased 39 basis points from the same period of 2024.
◦Loan Growth - Total loans, net of unearned income, as of June 30, 2025 were $4.8 billion compared to $4.4 billion as of December 31, 2024, an increase of $389.8 million, or 8.8%. The growth was primarily

MID PENN BANCORP, INC.

driven by an increase in residential mortgage loans of $212.3 million, an increase in owner occupied commercial real estate of $84.8 million, an increase in nonowner occupied commercial real estate of $91.5 million, and an increase in commercial and industrial loans of $25.2 million, partially offset by an $20.1 million decrease in multifamily loans. William Penn acquisition loans contributed $405.3 million to this increase.
◦Deposit Growth - Total deposits increased $759.7 million, or 16.2%, from $4.7 billion at December 31, 2024, to $5.4 billion at June 30, 2025. The growth was driven by an increase of $453.0 million in interest-bearing transaction accounts, an increase of $208.8 million in time deposits, and a $97.9 million increase in non-interest bearing accounts. The William Penn acquisition deposits contributed $619.8 million to this increase.
•Asset Quality - ACL-loans at June 30, 2025 was $37.6 million, or 0.78% of total loans, as compared to $35.5 million, or 0.80% of total loans at December 31, 2024.
◦Net Charge-offs/Recoveries - Mid Penn had net charge-offs of $811 thousand and $18 thousand for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, net charge-offs were $808 thousand compared to $62 thousand for the same period of 2024.
◦Non-performing assets - Total nonperforming assets were $28.0 million at June 30, 2025, an increase compared to nonperforming assets of $22.7 million at December 31, 2024. The increase during the second quarter of 2025 is primarily related to the addition of two commercial real estate loans with a combined balance of $8.8 million being foreclosed in the second quarter of 2025, offset by payoffs and paydowns in the second quarter of 2025. Delinquency, measured as loans past due 30 days or more, as a percentage of total loans was 0.58% at June 30, 2025, compared to 0.52% and 0.57% as of December 31, 2024 and June 30, 2024, respectively.
◦Provision/Benefit for credit losses - loans - The provision for credit losses - loans was $2.2 million for the three months ended June 30, 2025 compared to $1.8 million for the same period of 2024. The provision for credit losses on off-balance sheet credit exposures was $24 thousand for the three months ended June 30, 2025, compared to a benefit of $178 thousand for the same period of 2024.
The provision for credit losses on loans was $2.6 million for the six months ended June 30, 2025, an increase of $1.4 million compared to the provision for credit losses of $1.2 million for the six months ended June 30, 2024. This increase for the six months ended June 30, 2025 was primarily due to a $2.3 million reserve on non-PCD loans acquired through the William Penn acquisition. The provision for credit losses on off-balance sheet credit exposures was $24 thousand and $4 thousand for the three and six months ended June 30, 2025, respectively. The increase was primarily driven by new participations in construction loans originated in the second quarter.
•Noninterest Income - Noninterest income totaled $6.1 million for the three months ended June 30, 2025 compared to $5.3 million for the same period of 2024. The increase is primarily due to a $277 thousand increase in Fiduciary and wealth management, a $190 thousand increase in earnings from the cash surrender value of life insurance as a result of policies assumed during the William Penn acquisition, and a $219 thousand increase in other miscellaneous noninterest income, driven by a $146 thousand increase in insurance commissions and a $63 thousand increase in ATM surcharge fees.
Noninterest income totaled $11.4 million for the six months ended June 30, 2025 compared to $11.2 million for the same period of 2024. The increase in noninterest income is primarily driven by a $285 thousand increase in fiduciary and wealth management, a $215 thousand increase in mortgage banking income, and a $180 thousand increase in earnings from the cash surrender value of life insurance as a result of policies assumed during the William Penn acquisition, offset by a $512 thousand decrease in other miscellaneous noninterest income, driven by a $1.9 million decrease in Bank-owned life insurance benefits received, partially offset by a $568 thousand increase in loan level swap fees.

MID PENN BANCORP, INC.

•Noninterest Expense - Noninterest expense totaled $47.8 million for the three months ended June 30, 2025, an increase of $19.6 million, or 69.4%, compared to noninterest expense of $28.2 million for the same period of 2024.
Merger and acquisition expenses increased $11.0 million for the three months ended June 30, 2025 compared to the same period in 2024. This includes $10.5 million of merger related expenses related to the William Penn acquisition and $164 thousand related to the Charis Insurance Group acquisition.
Salaries and employee benefits increased $5.2 million for the three months ended June 30, 2025 compared to the same period in 2024. The increase is attributable to (i) equity-based compensation expense for stock options and restricted stock awards totaling $2.0 million that were recognized during the second quarter of 2025. (Future expected compensation expense related to these awards is approximately $753 thousand for the third quarter of 2025 and $2.2 million over the remaining vesting periods); (ii) the retail staff additions at the twelve retail locations added through the William Penn acquisition; and (iii) the retention of various William Penn team members through the completion of systems integration, which occurred on June 20, 2025.
Software licensing and utilization costs increased $1.1 million for the three months ended June 30, 2025 compared to the same period in 2024. The increase reflects additional costs to (i) license the additional William Penn branches; and (ii) upgrades to internal systems, including network storage, cybersecurity, and data security enhancements in response to the Bank's larger size and increased IT complexity. in software licensing, an increase in merger and acquisition expenses, and a $504 thousand increase in occupancy expenses.
Noninterest expense totaled $78.4 million for the six months ended June 30, 2025 compared to $56.7 million for the same period of 2024.
Merger and acquisition expenses increased $11.3 million for the six months ended June 30, 2025, which includes $11.2 million of merger related expenses related to the William Penn acquisition and $164 thousand related to the Charis Insurance Group acquisition.
Salaries and benefits increased $6.1 million for the six months ended June 30, 2025, compared to the same period in 2024, largely driven by the same Q2 items noted above, including $2.0 million in equity compensation, staff additions from the William Penn acquisition, and retention of key personnel through integration.
Software licensing and utilization costs increased $1.5 million for the six months ended June 30, 2025, compared to the same period in 2024, reflecting the same Q2 drivers noted above. These include the onboarding of newly acquired William Penn branches, investments in IT infrastructure and cybersecurity.
Occupancy expenses increased $796 thousand for the six months ended June 30, 2025, compared to the same period in 2024. The increase was driven by the facility operating costs of the additional retail locations added through the William Penn acquisition.
•Liquidity - Current liquidity, including borrowing capacity, increased to $1.6 billion or 99.4% of uninsured and uncollateralized deposits, or approximately 29.3% of total deposits.

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
Management of the Corporation considers the accounting judgments relating to the allowance for credit losses, business combinations, and goodwill impairment to be the accounting area that requires the most subjective and complex judgments.
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

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the periods presented:

	Average Balances, Income and Interest Rates
	For the Three Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
ASSETS:
Interest Bearing Balances	$23,271	$142	2.45%	$35,618	$347	3.92%
Investment Securities:
Taxable	584,919	4,570	3.13%	533,748	3,701	2.79%
Tax-Exempt	67,186	344	2.05%	74,425	371	2.00%
Total Investment Securities	652,105	4,914	3.02%	608,173	4,072	2.69%

Federal Funds Sold	236,037	2,428	4.13%	19,432	282	5.84%
Loans, net of unearned income	4,724,638	72,469	6.15%	4,353,360	66,096	6.11%
Restricted Investment in Bank Stocks	6,945	67	3.87%	16,066	442	11.07%
Total Interest-earning Assets	5,642,996	80,020	5.69%	5,032,649	71,239	5.69%

Cash and Due from Banks	50,376			39,053
Other Assets	342,673			307,195
Total Assets	$6,036,045			$5,378,897

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,123,130	$4,954	1.77%	$972,852	$4,477	1.85%
Money Market	1,179,756	8,350	2.84%	908,807	6,632	2.94%
Savings	307,634	70	0.09%	281,560	52	0.07%
Time	1,735,427	17,607	4.07%	1,510,079	17,302	4.61%
Total Interest-bearing Deposits	4,345,947	30,981	2.86%	3,673,298	28,463	3.12%

Short-term borrowings	7,418	86	4.65%	241,713	3,324	5.53%
Long-term debt	23,417	252	4.32%	23,870	262	4.41%
Subordinated debt	45,264	495	4.39%	46,122	424	3.70%
Total Interest-bearing Liabilities	4,422,046	31,814	2.89%	3,985,003	32,473	3.28%

Noninterest-bearing Demand	813,807			778,380
Other Liabilities	129,701			61,839
Shareholders' Equity	670,491			553,675
Total Liabilities & Shareholders' Equity	$6,036,045			$5,378,897

Net Interest Income		$48,206			$38,766
Taxable Equivalent Adjustment (1)		245			253
Net Interest Income (taxable-equivalent basis)		$48,451			$39,019

Total Yield on Earning Assets			5.69%			5.69%
Rate on Supporting Liabilities			2.89%			3.28%
Average Interest Spread			2.80%			2.41%
Net Interest Margin (1)			3.44%			3.12%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.
(2)Annualized ratios

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended June 30, 2025 in comparison to the same period in 2024:

	Three months ended June 30, 2025 vs. June 30, 2024
	Increase (decrease)
(Dollars in thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(121)	$(84)	$(205)
Investment Securities:
Taxable	356	513	869
Tax-Exempt	(36)	9	(27)
Total Investment Securities	320	522	842

Federal Funds Sold	3,152	(1,006)	2,146
Loans	5,652	721	6,373
Restricted Investment Bank Stocks	(252)	(123)	(375)
Total Interest Income	8,751	30	8,781

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	693	(216)	477
Money Market	1,983	(265)	1,718
Savings	5	13	18
Time	2,589	(2,284)	305
Total Interest-Bearing Deposits	5,270	(2,752)	2,518

Short-term Borrowings	(3,231)	(7)	(3,238)
Long-term Debt	(5)	(5)	(10)
Subordinated Debt	(8)	79	71
Total Interest Expense	2,026	(2,685)	(659)

NET INTEREST INCOME	$6,725	$2,715	$9,440
For the three months ended June 30, 2025, net interest income was $48.2 million compared to net interest income of $38.8 million for the three months ended June 30, 2024. The tax-equivalent net interest margin for the three months ended June 30, 2025 was 3.44% compared to 3.12% for the second quarter of 2024, representing a 32 bp increase compared to the same period in 2024.
The yield on interest-earning assets remained relatively flat at 5.69% for the quarter ended June 30, 2025. However we continue to see increases in interest income on loans and Federal Funds Sold due to higher balances from prior quarters.
Average investment securities increased $43.9 million and the yield on those investment securities increased 33 bps during the second quarter of 2025 compared to the second quarter of 2024, increasing interest income $320 thousand due to volume, and $522 thousand due to rates. Average loans increased $371.3 million, and the yield on those loans increased 5 bps, contributing $5.7 million and $721 thousand, respectively, to the increase in interest income.
Interest expense decreased $659 thousand during the second quarter of 2025 compared to the second quarter of 2024. The rate of interest-bearing liabilities decreased from 3.28% for the second quarter of 2024 to 2.89% for the second quarter of 2025. The decrease in the rate was primarily a result of a decrease in short-term borrowings, a decrease in long term debt, and a decrease in time deposits. Mid Penn continued to offer higher rates over the comparable period to both retain and attract deposits.

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
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$22,039	$280	2.56%	$37,809	$750	3.99%
Investment Securities:
Taxable	577,401	8,879	3.10	536,711	7,501	2.81
Tax-Exempt	68,476	692	2.04	75,219	747	2.00
Total Investment Securities	645,877	9,571	2.99	611,930	8,248	2.71

Federal Funds Sold	130,482	2,689	4.16	14,902	418	5.64
Loans, net of unearned income	4,592,890	139,006	6.10	4,323,594	129,332	6.02
Restricted Investment in Bank Stocks	7,022	218	6.26	17,752	682	7.73
Total Interest-earning Assets	5,398,310	151,764	5.67	5,005,987	139,430	5.60

Cash and Due from Banks	45,175			38,658
Other Assets	321,923			304,644
Total Assets	$5,765,408			$5,349,289

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,087,426	$9,635	1.79%	$935,596	$8,361	1.80%
Money Market	1,102,641	15,291	2.80	892,525	12,600	2.84
Savings	284,428	124	0.09	284,662	124	0.09
Time	1,663,995	34,195	4.14	1,489,345	33,710	4.55
Total Interest-bearing Deposits	4,138,490	59,245	2.89	3,602,128	54,795	3.06

Short-term borrowings	16,106	376	4.71	278,869	7,770	5.60
Long-term debt	23,475	509	4.37	32,220	795	4.96
Subordinated debt	45,462	919	4.08	46,199	848	3.69
Total Interest-bearing Liabilities	4,223,533	61,049	2.91	3,959,416	64,208	3.26

Noninterest-bearing Demand	783,561			779,758
Other Liabilities	92,560			60,277
Shareholders' Equity	665,754			549,838
Total Liabilities & Shareholders' Equity	$5,765,408			$5,349,289

Net Interest Income		$90,715			$75,222
Taxable Equivalent Adjustment (1)		487			513
Net Interest Income (taxable-equivalent basis)		$91,202			$75,735

Total Yield on Earning Assets			5.67%			5.60%
Rate on Supporting Liabilities			2.91			3.26
Average Interest Spread			2.75			2.34
Net Interest Margin (1)			3.41			3.04
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances
(2)Annualized ratios

MID PENN BANCORP, INC.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the six months ended June 30, 2025 in comparison to the same period in 2024:

	Six Months Ended June 30, 2025 vs. June 30, 2024
(Dollars in thousands)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(312)	$(158)	$(470)
Investment Securities:
Taxable	567	811	1,378
Tax-Exempt	(67)	12	(55)
Total Investment Securities	500	823	1,323

Federal Funds Sold	3,233	(962)	2,271
Loans, net of unearned income	8,033	1,641	9,674
Restricted Investment Bank Stocks	(411)	(53)	(464)
Total Interest Income	11,043	1,291	12,334

INTEREST EXPENSE:
Interest Bearing Deposits:
Interest Bearing Demand	1,353	(79)	1,274
Money Market	2,958	(267)	2,691
Savings	—	—	—
Time	3,942	(3,457)	485
Total Interest-Bearing Deposits	8,253	(3,803)	4,450

Short-term Borrowings	(6,134)	(1,260)	(7,394)
Long-term Debt	(215)	(71)	(286)
Subordinated Debt	(13)	84	71
Total Interest Expense	1,891	(5,050)	(3,159)

NET INTEREST INCOME	$9,152	$6,341	$15,493
For the six months ended June 30, 2025, net interest income was $90.7 million compared to net interest income of $75.2 million for the six months ended June 30, 2024. FTE net interest income was $91.2 million for the six months ended June 30, 2025, an increase of $15.5 million, or 20.4%, compared to the same period of June 30, 2024. Mid Penn’s FTE net interest margin for the six months ended June 30, 2025 was 3.41% compared to 3.04% for the same period of June 30, 2024, representing a 36 bp increase compared to the same period in 2024, primarily a result of a decrease in short-term borrowings, a decrease in long term debt, and a decrease in time deposits.
The higher yields and the growth in interest-earning assets contributed $1.3 million and $11.0 million, respectively, to the increase in interest income. The yield on interest-earning assets increased 7 bps to 5.67% for the six months ended June 30, 2025 compared to 5.60% for the same period of 2024. Average interest-earning assets increased $10.9 million, or 7.8%, during the six months ended June 30, 2025 compared to the same period of 2024.
Average investment securities increased $33.9 million, or 5.5%, and the yield on those investment securities increased 28 bps, contributing $500 thousand and $823 thousand, respectively, to interest income. Average loans increased $269.3

MID PENN BANCORP, INC.

million, and the yield on those loans increased 9 bps contributing $8.0 million and $1.6 million, respectively, to the increase in interest income.
Interest expense decreased $3.2 million during the first six months of 2025 compared to the same period of 2024. The rate of interest-bearing liabilities decreased from 3.26% for the first six months of 2024 to 2.91% for the first six months of 2025. The decrease in the rate was driven by the Bank lowering rates in response to the Federal Reserve interest rate cuts in the third and fourth quarters of 2024.. The rate on average interest-bearing deposits decreased 35 bps, reducing interest expense by $3.8 million during the six months ended June 30, 2025 compared to the same period in 2024. In addition, average short-term borrowings decreased to $16.1 million, deducting $7.4 million to interest expense during the six months ended June 30, 2025 compared to the same period in 2024.
Provision for Credit Losses - Loans
The provision for credit losses on loans was $2.2 million for the three months ended June 30, 2025 compared to $1.8 million for the three months ended June 30, 2024. The increase in provision was driven by a $2.3 million reserve established for non-PCD (Purchased Credit Deteriorated) loans acquired in the William Penn acquisition, offset by a decrease in concentration risk across the non owner-occupied commercial real estate and multifamily portfolios.
The provision for credit losses on loans was $2.6 million for the six months ended June 30, 2025 compared to a provision of $1.2 million for the same period in 2024. The increase in provision was primarily driven by a $2.3 million reserve established for non-PCD loans acquired in the William Penn acquisition, offset by an $866 thousand decrease in reserve required for individually analyzed loans.
For the three months ended June 30, 2025, noninterest income totaled $6.1 million, an increase of $814 thousand, or 15.3%, compared to noninterest income of $5.3 million for the three months ended June 30, 2024. The increase is primarily due to a $277 thousand increase in fiduciary and wealth management, a $190 thousand increase in earnings from the cash surrender value of life insurance as a result of policies assumed during the William Penn acquisition, and a $219 thousand increase in other miscellaneous noninterest income, driven by a $146 thousand increase in insurance commissions and a $63 thousand increase in ATM surcharge fees.
The following table and explanations that follow provide additional analysis of noninterest income:

	Three Months Ended June 30,
(Dollars in Thousands)	2025	2024	$ Variance	% Variance
Fiduciary and wealth management	$1,406	$1,129	$277	24.5%
ATM debit card interchange	958	973	(15)	(1.5)
Service charges on deposits	652	539	113	21.0
Mortgage banking	676	628	48	7.6
Mortgage hedging	(7)	—	(7)	100.0
Net gain on sales of SBA loans	63	74	(11)	(14.9)
Earnings from cash surrender value of life insurance	491	301	190	63.1
Other	1,904	1,685	219	13.0
Total	$6,143	$5,329	$814	15.3%

MID PENN BANCORP, INC.

	Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	$ Variance	% Variance
Fiduciary and wealth management	$2,546	$2,261	$285	12.6%
ATM debit card interchange	1,877	1,918	(41)	(2.1)
Service charges on deposits	1,214	1,048	166	15.8
Mortgage banking	1,267	1,052	215	20.4
Mortgage hedging	(16)	—	(16)	N/M
Net gain on sales of SBA loans	120	181	(61)	(33.7)
Earnings from cash surrender value of life insurance	765	585	180	30.8
Other	3,609	4,121	(512)	(12.4)
Total	$11,382	$11,166	$216	1.9%
For the six months ended June 30, 2025, noninterest income totaled $11.4 million, an increase of $216 thousand, or 1.9%, compared to noninterest income of $11.2 million for the six months ended June 30, 2024. The increase in noninterest income is primarily driven by a $285 thousand increase in fiduciary and wealth management, a $215 thousand increase in mortgage banking income, and a $180 thousand increase in earnings from the cash surrender value of life insurance as a result of policies assumed during the William Penn acquisition, offset by a $512 thousand decrease in other miscellaneous noninterest income, driven by a $1.9 million decrease in Bank-owned life insurance benefits received, partially offset by a $568 thousand increase in loan level swap fees.
Noninterest Expense
For the three months ended June 30, 2025, noninterest expense totaled $47.8 million, an increase of $19.6 million, or 69.4%, compared to noninterest expense of $28.2 million for the same period in 2024.
Merger and acquisition expenses increased $11.0 million, which includes $10.5 million of merger related expenses related to the William Penn acquisition and $164 thousand related to the Charis Insurance Group acquisition.
Salaries and benefits increased $5.2 million for the three months ended June 30, 2025 compared to the same period in 2024. The increase is attributable to (i) equity-based compensation expense for stock options and restricted stock awards totaling $2.0 million that were recognized during the second quarter of 2025. (Future expected compensation expense related to these awards is approximately $753 thousand for the third quarter of 2025 and $2.2 million over the remaining vesting periods); (ii) the retail staff additions at the twelve retail locations added through the William Penn acquisition; and (iii) the retention of various William Penn team members through the completion of systems integration, which occurred on June 20, 2025.
Software licensing and utilization costs increased $1.1 million compared to the same period in 2024. The increase reflects additional costs to (i) license the additional William Penn branches; and (ii) upgrades to internal systems, including network storage, cybersecurity, and data security enhancements in response to the Bank's larger size and increased IT complexity.

MID PENN BANCORP, INC.

The following table and explanations that follow provide additional analysis of noninterest expense:

	Three Months Ended June 30,
(Dollars in Thousands)	2025	2024	$ Variance	% Variance
Salaries and employee benefits	$20,753	$15,533	$5,220	33.6%
Software licensing and utilization	3,272	2,208	1,064	48.2
Occupancy expense, net	2,365	1,861	504	27.1
Equipment expense	1,248	1,287	(39)	(3.0)
Shares tax	606	124	482	388.7
Legal and professional fees	993	689	304	44.1
ATM/card processing	621	510	111	21.8
Intangible amortization	744	425	319	75.1
FDIC Assessment	994	1,232	(238)	(19.3)
Gain on sale of foreclosed assets, net	—	42	(42)	(100.0)
Merger and acquisition expense	11,011	—	11,011	100.0
Other expenses	5,191	4,313	878	20.4
Total Noninterest Expense	$47,798	$28,224	$19,574	69.4%

For the six months ended June 30, 2025, noninterest expense totaled $78.4 million, an increase of $21.7 million, or 38.2%, compared to noninterest expense of $56.7 million for the six months ended June 30, 2024.
Merger and acquisition expenses increased $11.3 million for the six months ended June 30, 2025, which includes $11.2 million of merger related expenses related to the William Penn acquisition and $164 thousand related to the Charis Insurance Group acquisition.
Salaries and benefits increased $6.1 million for the six months ended June 30, 2025, compared to the same period in 2024, largely driven by the same Q2 items noted above, including $2.0 million in equity compensation, staff additions from the William Penn acquisition, and retention of key personnel through integration.
Software licensing and utilization costs increased $1.5 million for the six months ended June 30, 2025, compared to the same period in 2024, reflecting the same Q2 drivers noted above. These include the onboarding of newly acquired William Penn branches, investments in IT infrastructure and cybersecurity.
Occupancy expenses increased $796 thousand for the six months ended June 30, 2025, compared to the same period in 2024. The increase was driven by the facility operating costs of the additional retail locations added through the William Penn acquisition.

MID PENN BANCORP, INC.

	Six Months Ended June 30,
(Dollars in Thousands)	2025	2024	$ Variance	% Variance
Salaries and employee benefits	$37,062	$30,995	$6,067	19.6%
Software licensing and utilization	5,846	4,328	1,518	35.1
Occupancy expense, net	4,639	3,843	796	20.7
Equipment expense	2,342	2,509	(167)	(6.7)
Shares tax	1,525	1,121	404	36.0
Legal and professional fees	1,819	1,687	132	7.8
ATM/card processing	1,354	1,044	310	29.7
Intangible amortization	1,172	853	319	37.4
FDIC Assessment	1,984	2,177	(193)	(8.9)
Gain on sale of foreclosed assets, net	(28)	42	(70)	(166.7)
Merger and acquisition expense	11,325	—	11,325	N/M
Other expenses	9,400	8,145	1,255	15.4
Total Noninterest Expense	$78,440	$56,744	$21,696	38.2%

Income Taxes
The benefit for income taxes was $480 thousand for the three months ended June 30, 2025 compared to a provision of $2.5 million for the same period in 2024. The benefit for income taxes for the six months ended June 30, 2025 reflects a combined Federal and State effective tax rate of 12.2% and 17.5%, for the six months ended June 30, 2025 and June 30, 2024, respectively. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
Financial Condition
Mid Penn’s total assets were $6.4 billion as of June 30, 2025, reflecting an increase of $883.6 million, or 16.2%, compared to total assets of $5.5 billion as of December 31, 2024. The increase was primarily driven by an increase in loans as a result of the William Penn acquisition, an increase in available for sale investment securities, and an increase in Fed Funds Sold.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. The carrying value of total investment securities as of June 30, 2025 were $768.8 million compared to $642.9 million as of December 31, 2024. Mid Penn does not intend to grow the investment portfolio beyond levels necessary to support pledging requirements.

MID PENN BANCORP, INC.

The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost):

	Maturing
(In Thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years
As of June 30, 2025	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$996	3.49%	$14,509	2.39%	$1,876	3.30%	$—	—%
Mortgage-backed U.S. government agencies	—	—	—	—	5,172	2.52	338,873	3.71
State and political subdivision obligations	—	—	—	—	3,038	2.49	629	2.23
Corporate debt securities	5,947	5.15	6,480	4.31	27,225	4.42	—	—
	$6,943	4.28%	$20,989	3.05%	$37,311	3.84%	$339,502	3.71%
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$9,095	3.10%	$103,928	1.84%	$120,487	2.09%	$—	—%
Mortgage-backed U.S. government agencies	17	3.98	2,229	2.96	4,302	2.76	28,360	2.00
State and political subdivision obligations	10,407	2.44	33,398	2.41	15,764	2.36	13,596	2.54
Corporate debt securities	4,000	3.90	9,446	3.92	9,000	3.96	—	—
	$23,519	2.79%	$149,001	2.08%	$149,553	2.33%	$41,956	2.18%

Loans, net of unearned income
Total loans, net of unearned income, as of June 30, 2025 were $4.8 billion compared to $4.4 billion as of December 31, 2024. The growth of $389.8 million, or 8.8%, since December 31, 2024 was primarily the result of the addition of William Penn acquisition loans of $405.3 million.

MID PENN BANCORP, INC.

	June 30, 2025		December 31, 2024		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,342,512	27.8%	$1,251,010	28.1%	$91,502	7.3%
CRE Owner Occupied	708,782	14.7	624,007	14.0	84,775	13.6
Multifamily	392,802	8.1	412,900	9.3	(20,098)	(4.9)
Farmland	227,953	4.7	224,709	5.1	3,244	1.4
Total Commercial Real Estate	2,672,049	55.3	2,512,626	56.5	159,423	6.3
Commercial and industrial	730,560	15.1	705,392	15.9	25,168	3.6
Construction
Residential Construction	96,503	2.0	99,399	2.2	(2,896)	(2.9)
Other Construction	322,642	6.7	326,171	7.3	(3,529)	(1.1)
Total Construction	419,145	8.7	425,570	9.5	(6,425)	(1.5)
Residential mortgage
1-4 Family 1st Lien	412,000	8.5	313,592	7.1	98,408	31.4
1-4 Family Rental	417,755	8.6	336,636	7.6	81,119	24.1
HELOC and Junior Liens	173,123	3.6	140,392	3.2	32,731	23.3
Total Residential Mortgage	1,002,878	20.7	790,620	17.9	212,258	26.8
Consumer	8,266	0.2	8,862	0.2	(596)	(6.7)
	$4,832,898	100.0%	$4,443,070	100.0%	$389,828	8.8%

The majority of the Bank's loan portfolio is to businesses and individuals located within the Bank's primary market area of the Pennsylvania counties of Berks, Blair, Bucks, Chester, Clearfield, Cumberland, Dauphin, Delaware, Fayette, Huntingdon, Lancaster, Lehigh, Luzerne, Montgomery, Perry, Philadelphia, Schuylkill and Westmoreland, along with Burlington, Camden, Mercer, Middlesex and Monmouth counties of New Jersey. Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved. Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured. Residential real estate loans are secured by liens on the residential property. Consumer loans include installment loans, lines of credit and home equity loans. The Bank has no significant concentration of credit to any one borrower. The Bank’s highest concentration of credit by loan type is in commercial real estate.
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

MID PENN BANCORP, INC.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value:

(Dollars in thousands)	June 30, 2025			December 31, 2024
Commercial Real Estate	Balance	% of portfolio	Weighted Average LTV (2)	Balance	% of portfolio	Weighted Average LTV (2)
Owner Occupied (1)	$708,782	26.5%	N/A	$624,007	24.8%	N/A
Farmland (1)	227,953	8.5	N/A	224,709	8.9	N/A
Multifamily	392,802	14.7	57.2	412,900	16.4	63.8
Non Owner Occupied
Retail	424,082	15.9	53.2	426,171	17.0	60.3
Office	273,019	10.2	63.2	296,468	11.8	63.2
Industrial	183,670	6.9	48.3	161,683	6.4	53.2
Hospitality	161,764	6.1	44.8	152,060	6.1	51.2
Flex	40,442	1.5	40.8	44,187	1.8	44.2
Mobile Home Park	16,175	0.6	58.8	17,748	0.7	67.7
Health Care	13,110	0.5	60.5	14,511	0.6	55.3
Other Property Types	230,250	8.6	57.3	138,182	5.5	64.1
Total Commercial Real Estate	$2,672,049	100.0%	54.7%	$2,512,626	100.0%	59.9%
(1) LTV not available for Owner Occupied and Farmland properties.
(2) Weighted average Loan to Value is calculated based on estimated current market values of the properties.
Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In Thousands)
As of June 30, 2025	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate
CRE Nonowner Occupied	$70,507	$482,504	$499,459	$290,042	$1,342,512
CRE Owner Occupied	21,956	109,515	295,103	282,208	708,782
Multifamily	48,722	136,316	100,484	107,280	392,802
Farmland	545	8,819	66,559	152,030	227,953
Total Commercial real estate	141,730	737,154	961,605	831,560	2,672,049
Commercial and industrial	28,051	339,962	118,852	243,695	730,560
Construction
Residential Construction	45,081	39,882	10,732	808	96,503
Other Construction	130,623	158,860	19,545	13,614	322,642
Total Construction	175,704	198,742	30,277	14,422	419,145
Residential mortgage
1-4 Family 1st Lien	5,292	32,875	94,413	279,420	412,000
1-4 Family Rental	39,754	31,431	146,643	199,927	417,755
HELOC and Junior Liens	12,923	15,668	44,169	100,363	173,123
Total Residential Mortgage	57,969	79,974	285,225	579,710	1,002,878
Consumer	2,169	1,613	1,530	2,954	8,266
Total loans held in portfolio	$405,623	$1,357,445	$1,397,489	$1,672,341	$4,832,898

MID PENN BANCORP, INC.

Fixed interest rates:
Commercial real estate
CRE Nonowner Occupied	$50,357	$230,641	$55,451	$9,245	$345,694
CRE Owner Occupied	14,458	69,889	31,008	3,366	118,721
Multifamily	39,733	80,167	8,398	1,314	129,612
Farmland	532	7,065	7,444	56	15,097
Total Commercial real estate	105,080	387,762	102,301	13,981	609,124
Commercial and industrial	7,005	195,207	22,025	7,748	231,985
Construction
Residential Construction	16,203	10,646	3	193	27,045
Other Construction	21,197	23,272	751	792	46,012
Total Construction	37,400	33,918	754	985	73,057
Residential mortgage
1-4 Family 1st Lien	5,073	22,548	70,095	203,277	300,993
1-4 Family Rental	34,633	21,185	15,020	7,419	78,257
HELOC and Junior Liens	1,139	7,148	28,615	3,194	40,096
Total Residential Mortgage	40,845	50,881	113,730	213,890	419,346
Consumer	1,359	1,606	1,390	988	5,343
Total fixed interest rates	$191,689	$669,374	$240,200	$237,592	$1,338,855

Floating interest rates:
Commercial real estate
CRE Nonowner Occupied	$20,152	$251,862	$444,007	$280,797	$996,818
CRE Owner Occupied	7,498	39,626	264,095	278,842	590,061
Multifamily	8,989	56,149	92,086	105,966	263,190
Farmland	13	1,754	59,115	151,974	212,856
Total Commercial real estate	36,652	349,391	859,303	817,579	2,062,925
Commercial and industrial	21,046	144,755	96,827	235,947	498,575
Construction
Residential Construction	28,877	29,238	10,729	614	69,458
Other Construction	109,426	135,588	18,794	12,822	276,630
Total Construction	138,303	164,826	29,523	13,436	346,088
Residential mortgage
1-4 Family 1st Lien	219	10,327	24,318	76,143	111,007
1-4 Family Rental	5,120	10,245	131,624	192,509	339,498
HELOC and Junior Liens	11,784	8,520	15,554	97,169	133,027
Total Residential Mortgage	17,123	29,092	171,496	365,821	583,532
Consumer	810	7	140	1,966	2,923
Total floating interest rates	213,934	688,071	1,157,289	1,434,749	3,494,043
Total fixed and floating interest rates	$405,623	$1,357,445	$1,397,489	$1,672,341	$4,832,898

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

Changes in the ACL-loans are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$35,838	$33,524	$35,514	$34,187

Purchase credit deteriorated loans	343	—	343	—

Loans charged off during period	(909)	(62)	(924)	(112)
Recoveries of loans previously charged off	98	44	116	50
Net recoveries/(charge-offs)	(811)	(18)	(808)	(62)

Provision/(benefit) for credit losses - loans (1)	2,245	1,782	2,566	1,163
Balance, end of period	$37,615	$35,288	$37,615	$35,288

Ratio of net (recoveries)/charge-offs to average loans outstanding (annualized)	0.069%	0.002%	0.035%	0.003%

Ratio of ACL - loans to net loans at end of period	0.78%	0.81%	0.78%	0.81%
(1) Includes a $2.3 million initial provision related to non-PCD loans acquired in the William Penn acquisition in the second quarter of 2025.

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of June 30, 2025, December 31, 2024, and June 30, 2024.

(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Non-performing Assets:
Total non-accrual loans	$18,216	$22,610	$9,999

Foreclosed real estate	9,816	44	441
Total non-performing assets	28,032	22,654	10,440

Accruing loans 90 days or more past due	—	—	—
Total risk elements	$28,032	$22,654	$10,440

Non-accrual loans as a percentage of total loans outstanding	0.38%	0.51%	0.23%

Non-performing assets as a percentage of total loans outstanding and foreclosed real estate	0.58%	0.51%	0.24%

Ratio of ACL-loans to non-performing loans	206.49%	157.07%	352.92%
Total nonperforming assets were $28.0 million at June 30, 2025, an increase compared to nonperforming assets of $22.7 million at December 31, 2024. The increase during the second quarter of 2025 is primarily related to the addition of two commercial real estate loans with a combined balance of $8.8 million being foreclosed in the second quarter of 2025, offset by payoffs and paydowns in the second quarter of 2025. Delinquency, measured as loans past due 30 days or more, as a percentage of total loans was 0.58% at June 30, 2025, compared to 0.52% and 0.57% as of December 31, 2024 and June 30, 2024, respectively.

Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible: a triggering event. At June 30, 2025, Mid Penn had goodwill of $135.5 million and Mid Penn's stock continues to trade below book value, warranting additional analysis. Management has reviewed actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others. Management has not noted any factors which would indicate that an additional impairment test is necessary. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of goodwill impairment. Mid Penn's annual impairment test is scheduled to be conducted as of October 31, 2025.
Deposits
Total deposits increased $759.7 million, or 16.2%, from $4.7 billion on December 31, 2024, to $5.4 billion at June 30, 2025. The growth was driven by a $453.0 million increase in interest bearing accounts, and a $97.9 million increase in noninterest bearing accounts, offset by a $208.8 million increase in time deposits. These increases were partially driven by William Penn acquisition deposits of $619.8 million

MID PENN BANCORP, INC.

Average balances and average interest rates applicable to deposits by major classification:

	June 30, 2025		December 31, 2024		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	$	%
Noninterest-bearing demand deposits	$783,561	0.00%	$780,538	0.00%	$3,023	0.39%
Interest-bearing demand deposits	1,087,426	1.79	1,001,813	1.90	85,613	8.55
Money market	1,102,641	2.80	913,311	2.91	189,330	20.73
Savings	284,428	0.09	275,692	0.09	8,736	3.17
Time	1,663,995	4.14	1,541,654	4.57	122,341	7.94
	$4,922,051	2.43%	$4,513,008	2.58%	$409,043	9.06%

As of June 30, 2025, uninsured deposits were approximately $1.6 billion compared to $1.4 billion as of December 31, 2024. The maturities of the uninsured time deposits as of June 30, 2025 were as follows:

(In thousands)	2025
Three months or less	$134,904
Over three months to six months	230,912
Over six months to twelve months	26,988
Over twelve months	847
$393,651
Borrowings

Total short-term borrowings decreased $2.0 million, or 100.0%, from December 31, 2024. The decrease in short-term borrowings was driven by our objective to maintain a strong unencumbered liquid assets ratio, ensuring the availability of high-quality liquidity to meet potential near-term obligations. Total long-term borrowings were $23.4 million at June 30, 2025, a decrease of $229 thousand from December 31, 2024.
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

MID PENN BANCORP, INC.

The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the six months ended June 30, 2025 provided $40.5 million of cash, mainly due to net income. Cash used in investing activities during the six months ended June 30, 2025 was $102.8 million, mainly the result of the net increase in loans. Cash provided by financing activities during the six months ended June 30, 2025 totaled $123.0 million, primarily the result of an increase in net deposits.
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
Banks are evaluated for capital adequacy by regulatory supervisory agencies based on the ratio of capital to risk-weighted assets and total assets. The minimum capital to risk-weighted assets requirements, including the capital conservation buffers, which became effective for Mid Penn and the Bank on January 1, 2016, are illustrated below. At June 30, 2025, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action and exceeded the minimum capital requirements under Basel III.
Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	June 30, 2025	December 31, 2024	Regulatory Minimum for Capital Adequacy	Fully Phased-In, with Capital Conversation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	14.40%	13.98%	10.50%	4.00%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	12.82	12.09	8.50	7.00
Common Equity Tier I (to Risk-Weighted Assets)	12.82	12.09	7.00	8.50
Tier I Leverage Capital (to Average Assets)	10.63	9.98	4.00	10.50
As of June 30, 2025 and December 31, 2024, Mid Penn and the Bank met all capital adequacy requirements and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

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
Shareholders’ equity increased by $120.7 million, or 18.4%, from $655.0 million as of December 31, 2024 to $775.7 million as of June 30, 2025, primarily due to common stock issued to William Penn shareholders in the amount of $99.7 million and year to date earnings of $18.5 million.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased by 100, 200, 300 and 400 bps or decreased by 100, 200, 300, and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At June 30, 2025, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income		Policy Risk Limit
	June 30, 2025	December 31, 2024
400	12.8%	9.0%	≥ -25%
300	9.7%	6.8%	≥ -20%
200	6.5%	4.6%	≥ -15%
100	3.3%	2.4%	≥ -10%
(100)	(3.3)%	(2.3)%	≥ -10%
(200)	(6.5)%	(4.7)%	≥ -15%
(300)	(9.2)%	(7.2)%	≥ -20%
(400)	(11.3)%	(8.2)%	≥ -25%

MID PENN BANCORP, INC.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2025, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There were no changes in Mid Penn’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the six months ended June 30, 2025.

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
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the 2024 Annual Report and subsequent reports filed with the SEC to determine if there were material changes applicable to the six months ended June 30, 2025. Aside from the following risk factor, there have been no material changes to the risk factors that were previously disclosed in the 2024 Annual Report.

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

MID PENN BANCORP, INC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)None.
(2)None.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar amount of Shares That May Yet Be Purchased
April 1 - April 30, 2025	—	$—	440,722	$4,958,391
May 1 - May 31, 2025	62,812	28.31	503,534	3,180,183
June 1 - June 30, 2025	—	—	503,534	3,180,183
Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through April 30, 2026 by Mid Penn’s Board of Directors on April 23, 2025. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares. During the three months ended June 30, 2025, Mid Penn repurchased 62,812 shares of common stock at an average price of $28.31. As of June 30, 2025, Mid Penn repurchased 503,534 shares of common stock under the Program.

MID PENN BANCORP, INC.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5 – OTHER INFORMATION
During the three months ended June 30, 2025, none of Mid Penn’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mid Penn’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS

2.1
Completion of Acquisition, dated as of April 30, 2025, by and between Mid Penn Bancorp, Inc. and William Penn Bancorporation (Incorporated by reference to Registrant's Current Report on Form 8-K filed on April 30, 2025)

3.1	The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on form 10-Q with the SEC on May 9, 2023.)

3.2	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.)

10.1	William Penn Bancorporation 2022 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed May 1, 2025 (File No. 333-286886)

10.2
The William Penn Bank 401(K) Retirement Savings Plan, incorporated by reference to Exhibit 10.2 to William Penn's Form S-1 Registration Statement, as amended, initially filed with the SEC on October 15, 2020 (File No. 333-249492)

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	August 7, 2025

By:	/s/ Justin T. Webb
Justin T. Webb Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2025