Form 10-Q
period 2025-09-30
MID PENN BANCORP INC
filed 2025-11-06
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, the registrant had 23,048,496 shares of common stock outstanding, par value $1.00 per share.

FORM 10-Q
Unless the context otherwise requires, the terms "Mid Penn", "Corporation" "we", "us", and "our" refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

GLOSSARY OF DEFINED ACRONYMS AND TERMS

1st Colonial	1st Colonial Bancorp, Inc., a Pennsylvania Corporation
2023 Plan	2023 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available for Sale
AOCI	Accumulated Other Comprehensive Income/(Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Mid Penn Bank
BOLI	Bank Owned Life Insurance
bp or bps	basis point(s)
CCL	Provision for Credit Losses - Credit Commitments
CD	Certificate of Deposit
CECL	Current Expected Credit Losses as defined by FASB ASC Topic 326
CRE	Commercial Real Estate
DCF	Discounted Cash Flow
DIF	FDIC’s Deposit Insurance Fund
DRIP	Dividend Reinvestment Plan
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation credit scoring model
FOMC	Federal Open Market Committee
FTE	Fully taxable-equivalent
HELOC	Home Equity Line of Credit
HFS	Held for Sale
HTM	Held to Maturity
GAAP	Accounting principles generally accepted in the United States of America
GDP	Gross domestic product
LGD	Loss Given Default
LHFI	Loans held for investment
Loans	Loans, net of unearned income
Management Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations
Merger	1st Colonial Community Bank, a New Jersey-chartered bank and wholly owned subsidiary of 1st Colonial, will merge with and into the Bank, with the Bank continuing as the surviving bank
Merger Agreement	Agreement and Plan of Merger between Mid Penn and 1st Colonial dated September 24, 2025
Mid Penn or the Corporation	Mid Penn Bancorp, Inc.
NASDAQ	Major stock exchange where the Corporation's shares are traded
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
PCD	Purchased Credit Deteriorated
PCL	Provision for Credit Losses - Loans
PD	Probability of Default
Public Offering	Underwritten public offering of 2,375,000 shares of the Corporation’s common stock
Riverview	Riverview Financial Corporation
Riverview Acquisition	Merger acquisition of Riverview
ROA	Return on Assets
ROE	Return on Equity
SBA	Small Business Association
SEC	Securities Exchange Commission
SOFR	Secured Overnight Financing Rate
William Penn	William Penn Bancorporation

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except per share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$18,013	$37,002
Interest-bearing balances with other financial institutions	24,736	14,490
Federal funds sold	214,420	19,072
Total Cash and cash equivalents	257,169	70,564
Investment securities:
HTM, at amortized cost (fair value $325,606 and $340,648, respectively)	354,094	382,447
AFS, at fair value (amortized cost $439,853 and $284,770, respectively)	427,352	260,477
Equity securities, at fair value	442	428
Loans held for sale, at fair value	6,085	7,064
Loans, net of unearned income	4,821,134	4,443,070
Less: ACL - Loans	(37,337)	(35,514)
Net loans	4,783,797	4,407,556

Premises and equipment, net	48,491	38,806
Operating lease right of use asset	15,700	7,699
Finance lease right of use asset	2,413	2,548
Cash surrender value of life insurance	95,015	51,521
Restricted investment in bank stocks	6,737	7,461
Accrued interest receivable	29,705	26,846
Deferred income taxes	27,475	22,747
Goodwill	136,620	128,160
Core deposit and other intangibles, net	15,586	6,242
Foreclosed assets held for sale	9,346	44
Other assets	51,322	50,326
Total Assets	$6,267,349	$5,470,936

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$836,374	$759,169
Interest-bearing transaction accounts	2,858,082	2,319,753
Time	1,648,264	1,611,005
Total Deposits	5,342,720	4,689,927

Short-term borrowings	—	2,000
Long-term debt	23,258	23,603
Subordinated debt	37,149	45,741
Operating lease liability	15,973	8,092
Accrued interest payable	16,460	13,484
Other liabilities	35,466	33,071
Total Liabilities	5,471,026	4,815,918

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized at September 30, 2025 and December 31, 2024; 23,550,614 issued at September 30, 2025 and 19,796,519 at December 31, 2024; 23,039,223 outstanding at September 30, 2025 and 19,355,797 at December 31, 2024	23,551	19,797
Additional paid-in capital	588,405	480,491
Retained earnings	205,320	181,597
Accumulated other comprehensive loss	(8,907)	(16,825)
Treasury stock, at cost; 511,391 shares at September 30, 2025 and 440,722 at December 31, 2024	(12,046)	(10,042)
Total Shareholders’ Equity	796,323	655,018
Total Liabilities and Shareholders' Equity	$6,267,349	$5,470,936
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
INTEREST INCOME
Loans, including fees	$76,262	$68,080	$215,268	$197,412
Investment securities:
Taxable	6,614	4,136	15,711	12,319
Tax-exempt	331	359	1,023	1,106
Other interest-bearing balances	196	223	476	973
Federal funds sold	3,463	1,043	6,152	1,461
Total Interest Income	86,866	73,841	238,630	213,271
INTEREST EXPENSE
Deposits	32,631	30,689	91,876	85,484
Short-term borrowings	—	2,296	376	10,066
Long-term and subordinated debt	606	687	2,034	2,330
Total Interest Expense	33,237	33,672	94,286	97,880
Net Interest Income	53,629	40,169	144,344	115,391
(Benefit)/provision for credit losses - loans	(187)	621	2,379	1,784
Benefit for credit losses - credit commitments	(247)	(105)	(243)	(601)
Net (benefit)/provision for credit losses	(434)	516	2,136	1,183
Net Interest Income After Provision/Benefit for Credit Losses	$54,063	$39,653	$142,208	$114,208
NONINTEREST INCOME
Fiduciary and wealth management	1,340	1,204	3,886	3,465
ATM debit card interchange	1,019	962	2,896	2,880
Service charges on deposits	647	549	1,861	1,597
Mortgage banking	1,013	768	2,280	1,820
Mortgage hedging	50	(1)	34	(1)
Net gain on sales of SBA loans	—	151	120	332
Earnings from cash surrender value of life insurance	605	276	1,370	861
Other	3,509	1,269	7,118	5,390
Total Noninterest Income	8,183	5,178	19,565	16,344
NONINTEREST EXPENSE
Salaries and employee benefits	20,941	16,156	58,003	47,151
Software licensing and utilization	3,310	2,366	9,156	6,694
Occupancy, net	2,642	1,815	7,281	5,658
Equipment	1,248	1,206	3,590	3,715
Shares tax	1,006	824	2,531	1,945
Legal and professional fees	1,070	1,613	2,889	3,300
ATM/card processing	557	606	1,911	1,650
Intangible amortization	944	460	2,116	1,313
FDIC Assessment	422	1,150	2,406	3,327
Loss/(gain) on sale of foreclosed assets, net	471	(35)	443	7
Merger and acquisition	233	109	11,558	109
Other	5,138	3,689	14,538	11,834
Total Noninterest Expense	37,982	29,959	116,422	86,703
INCOME BEFORE PROVISION FOR INCOME TAXES	$24,264	$14,872	$45,351	$43,849
Provision for income taxes	5,967	2,571	8,550	7,644
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$18,297	$12,301	$36,801	$36,205

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.80	$0.74	$1.73	$2.18
Diluted Earnings Per Common Share	$0.79	$0.74	$1.70	$2.18
Weighted-average basic shares outstanding	23,005,504	16,612,657	21,322,698	16,585,719
Weighted-average diluted shares outstanding	23,277,567	16,657,169	21,587,719	16,625,559
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income	$18,297	$12,301	$36,801	$36,205

Other comprehensive income:

Unrealized gains arising during the period on available for sale securities, net of income tax.	3,193	6,436	9,604	4,524

Unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges, net of income tax.	(334)	(2,427)	(1,656)	(989)

Change in defined benefit plans, net of income tax.(1)	(10)	(2)	(4)	3

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax.(2)	—	—	(26)	(17)

Total other comprehensive income	2,849	4,007	7,918	3,521

Total comprehensive income	$21,146	$16,308	$44,719	$39,726
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
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2025	19,796,519	$19,797	$480,491	$181,597	$(16,825)	$(10,042)	$655,018
Net income	—	—	—	13,742	—	—	13,742
Total other comprehensive income	—	—	—	—	2,662	—	2,662
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,870)	—	—	(3,870)
Repurchased stock	—	—	—	—	—	—	—
Employee Stock Purchase Plan	5,311	5	132	—	—	—	137
Director Stock Purchase Plan	986	1	25	—	—	—	26
Restricted stock activity	—	—	218	—	—	—	218
Balance, March 31, 2025	19,802,816	19,803	480,866	191,469	(14,163)	(10,042)	667,933

Net income	—	—	—	4,762	—	—	4,762
Total other comprehensive income	—	—	—	—	2,407	—	2,407
Common stock cash dividends declared, $0.20 per share	—	—	—	(4,657)	—	—	(4,657)
Common stock issued in business combination (1)	3,506,795	3,507	99,699	—	—	—	103,206
Stock options exercised	31,323	31	3,333	—	—	—	3,364
Repurchased stock	—	—	—	—	—	(1,778)	(1,778)
Employee Stock Purchase Plan	4,636	5	115	—	—	—	120
Director Stock Purchase Plan	901	1	24	—	—	—	25
Restricted stock activity	72,257	72	254	—	—	—	326
Balance, June 30, 2025	23,418,728	23,419	584,291	191,574	(11,756)	(11,820)	775,708

Net income	—	—	—	18,297	—	—	18,297
Total other comprehensive income	—	—	—	—	2,849	—	2,849
Common stock cash dividends declared, $0.22 per share	—	—	—	(4,551)	—	—	(4,551)
Stock options exercised	108,548	109	3,052	—	—	—	3,161
Repurchased stock	—	—	—	—	—	(226)	(226)
Employee Stock Purchase Plan	5,067	5	140	—	—	—	145
Director Stock Purchase Plan	893	1	25	—	—	—	26
Restricted stock activity	17,378	17	897	—	—	—	914
Balance, September 30, 2025	23,550,614	$23,551	$588,405	$205,320	$(8,907)	$(12,046)	$796,323
(1) Shares issued on April 30, 2025 as a result of the William Penn acquisition. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.

MID PENN BANCORP, INC.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(In thousands, except per share data)	Shares	Amount
Balance, January 1, 2024	16,998,929	$16,999	$405,725	$145,982	$(16,637)	$(9,719)	$542,350
Net income	—	—	—	12,133	—	—	12,133
Total other comprehensive loss	—	—	—	—	(310)	—	(310)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,314)	—	—	(3,314)
Repurchased stock	—	—	—	—	—	(323)	(323)
Employee Stock Purchase Plan	5,653	5	107	—	—	—	112
Director Stock Purchase Plan	1,777	2	34	—	—	—	36
Restricted stock activity	—	—	284	—	—	—	284
Balance, March 31, 2024	17,006,359	$17,006	$406,150	$154,801	$(16,947)	$(10,042)	$550,968

Net income	—	—	—	11,771	—	—	11,771
Total other comprehensive loss	—	—	—	—	(176)	—	(176)
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,316)	—	—	(3,316)
Employee Stock Purchase Plan	5,123	5	98	—	—	—	103
Director Stock Purchase Plan	1,389	1	29	—	—	—	30
Restricted stock activity	38,365	39	267	—	—	—	306
Balance, June 30, 2024	17,051,236	$17,051	$406,544	$163,256	$(17,123)	$(10,042)	$559,686

Net income	—	—	—	12,301	—	—	12,301
Total other comprehensive income	—	—	—	—	4,007	—	4,007
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,323)	—	—	(3,323)
Employee Stock Purchase Plan	5,565	6	116	—	—	—	122
Director Stock Purchase Plan	1,021	1	30	—	—	—	31
Restricted stock activity	3,074	3	232	—	—	—	235
Balance, September 30, 2024	17,060,896	17,061	406,922	172,234	(13,116)	(10,042)	573,059
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Operating Activities:
Net Income	$36,801	$36,205
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,136	1,183
Depreciation	3,492	3,666
Amortization of intangibles	2,116	1,313
Net amortization of security discounts/premiums	189	305
Noncash operating lease expense	2,119	1,563
Amortization of finance lease right of use asset	135	135
Earnings on cash surrender value of life insurance	(1,370)	(861)
Mortgage loans originated for sale	(33,288)	(84,379)
Proceeds from sales of mortgage loans originated for sale	36,547	82,135
Gain on sale of mortgage loans	(2,280)	(1,820)
SBA loans originated for sale	(1,783)	(4,375)
Proceeds from sales of SBA loans originated for sale	1,903	4,707
Gain on sale of SBA loans	(120)	(332)
Gain on sale of property, plant, and equipment	(10)	(10)
Loss on sale or write-down of foreclosed assets	443	7
Discount on subordinated debt	(462)	(460)
Stock compensation expense	1,458	825
Change in deferred income taxes	7,378	80
Increase in accrued interest receivable	(588)	(1,466)
Decrease in other assets	7,007	1,065
Increase in accrued interest payable	2,947	4,738
Increase/(decrease) in operating lease liability	4,101	(1,507)
(Decrease)/increase in other liabilities	(2,094)	4,575
Net Cash Provided By Operating Activities	$66,777	$47,292

Investing Activities:
Proceeds from the maturity or call of available-for-sale securities	34,397	22,050
Purchases of available-for-sale securities	(189,394)	(48,051)
Proceeds from the maturity or call of held-to-maturity securities	28,176	12,261
Stock dividends received on FHLB and other bank stock	330	1,136
Reduction of restricted investment in bank stock	394	5,043
Net cash received from acquisitions	218,113	(2,676)
Net decrease/(increase) in loans	17,077	(178,910)
Purchases of bank premises and equipment	(6,429)	(664)
Proceeds from the sale of premises and equipment	120	152
Proceeds from the sale of foreclosed assets	72	195
Proceeds from bank-owned life insurance	804	2,223
Net change in investments in tax credits and other partnerships	1,688	(407)
Net Cash Provided by (Used in) Investing Activities	$105,348	$(187,648)

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

Financing Activities:
Net increase in deposits	33,033	360,552
Common stock dividends paid	(13,078)	(9,953)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	479	434
Treasury stock purchased	(2,004)	(323)
Net change in finance lease liability	(109)	(98)
Increase in short-term borrowings	222,750	937,960
Repayment of short-term borrowings	(224,750)	(1,065,395)
Long-term debt repayment	(236)	(35,189)
Subordinated debt redemption	(8,130)	—
Exercise of stock options	6,525	—
Net Cash Provided by Financing Activities	14,480	187,988

Net increase in cash and cash equivalents	186,605	47,632
Cash and cash equivalents, beginning of period	70,564	96,763
Cash and cash equivalents, end of period	$257,169	$144,395

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$91,310	$93,142
Cash paid for income taxes	399	291

Supplemental Noncash Disclosures:
Recognition of operating lease right of use assets	$3,780	$—
Recognition of operating lease liabilities	3,780	—
Loans transferred to foreclosed assets held for sale	9,817	164

Fair value of assets acquired in business combination, excluding cash (1)	$687,522	$1,547
Goodwill recorded (1)	8,460	1,129
Fair value of liabilities assumed in business combination (1)	630,181	—
Fair value of shares issued in business combination (2)	103,213	—
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
Basis of Presentation
For all periods presented, the accompanying consolidated financial statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and five wholly-owned nonbank subsidiaries, MPB Realty Holding, LLC, MPB Financial Services, LLC, MPB Wealth Management, LLC (which ceased operating during the first quarter of 2024), MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of September 30, 2025, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Mid Penn believes the information presented is not misleading, and the disclosures are adequate. For comparative purposes, the September 30, 2024 and December 31, 2024 balances have been reclassified, when necessary, to conform to the 2025 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2024 Annual Report.
Subsequent Events
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of September 30, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements. There were no events or transactions that occurred subsequent to the balance sheet date that would require adjustment or disclosure to the financial statements.
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
ASU 2023-09: The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.

ASU 2023-09 amends the ASC to enhance income tax disclosures by requiring entities to disclose income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes. Additionally, entities are required to disclose amounts greater than 5% of the total income taxes paid to an individual jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. ASU 2023-09 is not expected to have a significant impact on the Corporation's financial statements.

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

ASU 2025-06 - The FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

The amendments in this ASU apply to all entities subject to the internal-use software guidance in Subtopic 350-40. The amendments also apply to all entities that account for website development costs in accordance with Subtopic 350-50, Intangibles—Goodwill and Other—Website Development Costs. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. ASU 2025-06 is not expected to have a significant impact on the Corporation's financial statements.

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
Mid Penn incurred expenses related to the Charis Insurance Group acquisition of $164 thousand for the nine months ended September 30, 2025, which is included in noninterest expense in the Consolidated Statements of Income.
William Penn Acquisition
On April 30, 2025, Mid Penn completed its acquisition of 100% of the outstanding shares of William Penn through the merger of William Penn with and into Mid Penn.

This transaction included the acquisition of 12 branches, further expanding Mid Penn's presence in the Philadelphia region and surrounding counties in Pennsylvania and New Jersey.

The merger was an all-stock transaction valued at approximately $103.2 million, based on the Mid Penn's common stock closing price of $29.05 on April 30, 2025. Each share of William Penn common stock issued and outstanding as of April 30, 2025, was converted into 0.426 shares of Mid Penn common stock. As a result of the acquisition, Mid Penn issued 3,506,795 shares of Mid Penn common stock as consideration for the $103.2 million purchase price. The Corporation also granted replacement awards for 538,447 stock options, with a fair value of $3.1 million to continuing employees of William Penn. Of this amount, $1.3 million related to pre-combination vesting and was included in purchase price consideration, and $1.8 million related to post-combination vesting and will be recognized as expense of the combined company over the remaining vesting period.

Mid Penn has recognized total goodwill of $6.9 million, and a core deposit intangible asset of $9.0 million as a result of this acquisition. This is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired. Goodwill is primarily comprised of expected synergies and an assembled workforce. Goodwill is not deductible for income tax purposes.

Mid Penn incurred expenses related to the William Penn acquisition of $3 thousand and $11.2 million for the three and nine months ended September 30, 2025, respectively, which is included in noninterest expense in the Consolidated Statements of Income.

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

MID PENN BANCORP, INC.

Estimated fair values of the assets acquired and liabilities assumed in the William Penn acquisition as of the closing date are as follows:

(In thousands)
Assets acquired:
Cash and cash equivalents	$41,404
Federal funds sold	553
Investment securities	186,564
Loans	405,271
Core deposit intangible	9,002
Premises and equipment	6,858
Operating lease right of use asset	6,340
Cash surrender value of life insurance	42,928
Deferred income taxes	14,252
Accrued interest receivable	2,271
Other assets	11,094
Total assets acquired	$726,537
Liabilities assumed:
Deposits:
Noninterest-bearing demand	$61,677
Interest-bearing demand	121,522
Money market	178,285
Savings	76,983
Time	181,293
Operating lease liability	6,340
Accrued interest payable	29
Other liabilities	4,052
Total liabilities assumed	$630,181

Consideration transferred	$103,213

Fair value of common stock issued	103,206
Cash paid in lieu of fractional shares	7
Total	$103,213

Reconciliation to Consideration Transferred:
Total assets acquired	$726,537
Total liabilities assumed	630,181
Net assets acquired	96,356
Goodwill	6,857
Consideration transferred	$103,213
The fair values of assets acquired and liabilities assumed are based on preliminary estimates and, as permitted under GAAP, Mid Penn has up to twelve months following the date of the merger to finalize the fair values of the acquired assets and assumed liabilities related to the merger. During this measurement period, Mid Penn may record subsequent adjustments to goodwill for provisional amounts recorded at the merger date, with provisional merger-related tax adjustments.

MID PENN BANCORP, INC.

From the acquisition date of April 30, 2025 through September 30, 2025, William Penn contributed approximately $5.0 million of total revenue and $255 thousand of net loss to Mid Penn's consolidated results for the three months ended September 30, 2025. For the nine months ended September 30, 2025, William Penn contributed approximately $9.5 million of total revenue and $438 thousand of net income to Mid Penn's consolidated results.

The following supplemental pro forma information presents certain financial results for the three and nine months ended September 30, 2025 and 2024 as if the merger of William Penn was effective as of January 1, 2024. The supplemental unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the results of operations of the combined company that would have been achieved for the periods presented had the transaction been completed as of the date indicated or that may be achieved in the future.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net interest income after provision for credit losses - loans	$54,063	$44,189	$150,492	$127,546
Noninterest income	8,183	5,828	20,700	18,352
Noninterest expense	37,982	35,282	116,601	102,583
Net income	$18,297	$12,280	$37,229	$36,162

1st Colonial Bancorp, Inc. Acquisition
On September 24, 2025, Mid Penn entered into a Merger Agreement with 1st Colonial Bancorp, Inc., in a cash and stock deal valued at nearly $101 million. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, 1st Colonial will merge with and into Mid Penn, with Mid Penn surviving in the Merger. Promptly following the Merger, the Bank will merge with and into 1st Colonial's wholly owned bank subsidiary, 1st Colonial Community Bank, with the Bank surviving in the Bank Merger. The Merger Agreement was unanimously approved and adopted by the board of directors of each of Mid Penn and 1st Colonial.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of 1st Colonial's common stock, par value $0.0 per share, issued and outstanding immediately prior to the effective time of the Merger, other than certain shares held by Mid Penn, will be converted into the right to receive, at the election of the holder of such shares of 1st Colonial common stock, and subject to adjustment and proration as described in the Merger Agreement, either (a) 0.6945 of a share of Mid Penn common stock and cash in lieu of fractional shares or (b) 18.50 in cash. The deal is expected to close in the first or second quarter of 2026, subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals and approval by 1st Colonial shareholders.
Cumberland Advisors Acquisition
On September 25, 2025, Mid Penn entered into an agreement to acquire Cumberland Advisors, Inc. for a purchase price of at closing of $5.5 million. Seventy percent of the purchase price will be paid in Mid Penn common stock and the balance in cash. The agreement provides for the potential cash payment by Mid Penn of up to an additional $1.0 million pursuant to an earn-out and the issuance of approximately 200,000 stock appreciation rights having a maximum aggregate value of $1.2 million. Cumberland Advisors, a registered investment advisory firm, recorded a year-to-date annualized revenue of $9.0 million as of the quarter ended June 30, 2025, and is expected to bring approximately $3.3 billion of new assets under management to the combined company. The deal is expected to close in the first quarter of 2026, subject to customary closing conditions.

MID PENN BANCORP, INC.

Note 3 - Investment Securities
AFS Securities
At September 30, 2025, the fair value of AFS securities totaled $427.4 million. At September 30, 2025, no securities were identified that violated credit loss triggers; therefore, no DCF analysis was performed, and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. At September 30, 2025, accrued interest receivable totaled $2.0 million for AFS securities, and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
HTM Securities
At September 30, 2025, Mid Penn’s HTM securities totaled $354.1 million. The Corporation primarily held highly rated HTM securities, including taxable and tax-exempt securities issued mainly by the U.S government, state governments, and political subdivisions. As of September 30, 2025, the majority of Mid Penn's HTM securities were rated as A1/BBB by Moody's and/or Standard & Poor's ratings services. Credit ratings of HTM securities, which are a key factor in estimating expected credit losses, are reviewed on a quarterly basis.
At September 30, 2025, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual at September 30, 2025. Therefore, no allowance for credit losses was recorded as of September 30, 2025.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. At September 30, 2025, accrued interest receivable totaled $2.0 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
The following tables set forth the amortized cost and estimated fair value of investment securities for the periods presented:

	September 30, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$20,420	$—	$478	$19,942
Mortgage-backed U.S. government agencies	375,088	3,200	12,665	365,623
State and political subdivision obligations	4,334	—	556	3,778
Corporate debt securities	40,011	211	2,213	38,009
Total available-for-sale debt securities	$439,853	$3,411	$15,912	$427,352
Held-to-maturity
U.S. Treasury and U.S. government agencies	$233,545	$—	$18,568	$214,977
Mortgage-backed U.S. government agencies	33,586	1	3,990	29,597
State and political subdivision obligations	71,517	6	4,585	66,938
Corporate debt securities	15,446	—	1,352	14,094
Total held-to-maturity debt securities	354,094	7	28,495	325,606
Total	$793,947	$3,418	$44,407	$752,958

MID PENN BANCORP, INC.

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$22,247	$—	$740	$21,507
Mortgage-backed U.S. government agencies	222,464	11	19,531	202,944
State and political subdivision obligations	4,309	—	713	3,596
Corporate debt securities	35,750	—	3,320	32,430
Total available-for-sale debt securities	$284,770	$11	$24,304	$260,477
Held-to-maturity
U.S. Treasury and U.S. government agencies	$241,941	$—	$28,133	$213,808
Mortgage-backed U.S. government agencies	37,593	—	5,508	32,085
State and political subdivision obligations	77,462	—	6,840	70,622
Corporate debt securities	25,451	—	1,318	24,133
Total held-to-maturity debt securities	382,447	—	41,799	340,648
Total	$667,217	$11	$66,103	$601,125
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
Investment securities having a fair value of $520.6 million at September 30, 2025 and $440.0 million at December 31, 2024 were pledged primarily to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $160.5 million as of September 30, 2025 and $156.0 million as of December 31, 2024.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
September 30, 2025	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	11	$19,942	$478	11	$19,942	$478
Mortgage-backed U.S. government agencies	24	208,331	99	93	157,292	12,566	117	365,623	12,665
State and political subdivision obligations	1	36	—	8	3,742	556	9	3,778	556
Corporate debt securities	5	13,331	53	16	24,678	2,160	21	38,009	2,213
Total available-for-sale debt securities	30	$221,698	$152	128	$205,654	$15,760	158	$427,352	$15,912

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	138	$214,977	$18,568	138	$214,977	$18,568
Mortgage-backed U.S. government agencies	4	436	—	60	29,161	3,990	64	29,597	3,990
State and political subdivision obligations	14	4,741	—	148	62,197	4,585	162	66,938	4,585
Corporate debt securities	3	3,365	131	9	10,729	1,221	12	14,094	1,352
Total held-to-maturity debt securities	21	8,542	131	355	317,064	28,364	376	325,606	28,495
Total	51	$230,240	$283	483	$522,718	$44,124	534	$752,958	$44,407

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2024	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	12	$21,507	$740	12	$21,507	$740
Mortgage-backed U.S. government agencies	9	72,499	1,847	91	130,445	17,684	100	202,944	19,531
State and political subdivision obligations	—	—	—	8	3,596	713	8	3,596	713
Corporate debt securities	—	—	—	18	32,430	3,320	18	32,430	3,320
Total available-for-sale securities	9	$72,499	$1,847	$129	$187,978	$22,457	138	$260,477	$24,304

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	143	$213,808	$28,133	143	$213,808	$28,133
Mortgage-backed U.S. government agencies	2	163	1	62	31,922	5,507	64	32,085	5,508
State and political subdivision obligations	8	3,176	30	169	67,446	6,810	177	70,622	6,840
Corporate debt securities	4	10,500	—	11	13,633	1,318	15	24,133	1,318
Total held to maturity securities	14	13,839	31	385	326,809	41,768	399	340,648	41,799
Total	23	$86,338	$1,878	514	$514,787	$64,225	537	$601,125	$66,103
At September 30, 2025 and 2024, the majority of the unrealized losses on securities in an unrealized loss position were attributable to U.S. Treasury and U.S. government agencies, and mortgage-backed U.S. government agencies.

Mid Penn had no securities considered by management to be credit related losses as of September 30, 2025 and 2024, and did not record any securities losses in the respective periods ended on these dates. Mid Penn does not consider the securities with unrealized losses on the respective dates to be credit related losses as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.
There were no gross realized gains and losses on sales of available-for-sale debt securities for the nine months ended September 30, 2025 and 2024.

The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
September 30, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$2,000	$1,968	$21,743	$21,595
Due after 1 year but within 5 years	24,421	23,999	144,471	137,243
Due after 5 years but within 10 years	37,500	35,109	141,657	126,560
Due after 10 years	844	653	12,637	10,611
	64,765	61,729	320,508	296,009
Mortgage-backed securities	375,088	365,623	33,586	29,597
	$439,853	$427,352	$354,094	$325,606

MID PENN BANCORP, INC.

Note 4 - Loans and Allowance for Credit Losses - Loans
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	September 30, 2025	December 31, 2024
Commercial real estate
CRE Nonowner Occupied	$1,320,394	$1,251,010
CRE Owner Occupied	700,019	624,007
Multifamily	445,412	412,900
Farmland	224,423	224,709
Total Commercial real estate	2,690,248	2,512,626
Commercial and industrial	724,106	705,392
Construction
Residential Construction	91,502	99,399
Other Construction	290,326	326,171
Total Construction	381,828	425,570
Residential mortgage
1-4 Family 1st Lien	430,504	313,592
1-4 Family Rental	411,653	336,636
HELOC and Junior Liens	174,953	140,392
Total Residential Mortgage	1,017,110	790,620
Consumer	7,842	8,862
Total loans	$4,821,134	$4,443,070

Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees were $2.8 million and $3.8 million as of September 30, 2025 and December 31, 2024, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. Accrued interest receivable for loans totaled $25.1 million and $22.9 million as of September 30, 2025 and December 31, 2024, respectively, with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of September 30, 2025 and December 31, 2024, are summarized as follows:

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
September 30, 2025
Commercial real estate
CRE Nonowner Occupied	$83	$—	$5,740	$5,823	$1,314,571	$1,320,394	$—
CRE Owner Occupied	3,266	12	1,193	4,471	695,548	700,019	—
Multifamily	537	—	—	537	444,875	445,412	—
Farmland	1,781	1,191	46	3,018	221,405	224,423	—
Total Commercial real estate	5,667	1,203	6,979	13,849	2,676,399	2,690,248	—
Commercial and industrial	3,374	720	1,058	5,152	718,954	724,106	—
Construction
Residential Construction	—	—	—	—	91,502	91,502	—
Other Construction	—	—	—	—	290,326	290,326	—
Total Construction	—	—	—	—	381,828	381,828	—
Residential mortgage
1-4 Family 1st Lien	6,765	143	589	7,497	423,007	430,504	—
1-4 Family Rental	1,351	107	855	2,313	409,340	411,653	—
HELOC and Junior Liens	1,480	320	2,005	3,805	171,148	174,953	160
Total Residential Mortgage	9,596	570	3,449	13,615	1,003,495	1,017,110	160
Consumer	73	—	17	90	7,752	7,842	—
Total	$18,710	$2,493	$11,503	$32,706	$4,788,428	$4,821,134	$160

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2024
Commercial real estate
CRE Nonowner Occupied	$1,281	$1,515	$11,658	$14,454	$1,236,556	$1,251,010	$—
CRE Owner Occupied	39	51	262	352	623,655	624,007	—
Multifamily	—	—	—	—	412,900	412,900	—
Farmland	184	—	—	184	224,525	224,709	—
Total Commercial real estate	1,504	1,566	11,920	14,990	2,497,636	2,512,626	—
Commercial and industrial	74	3	794	871	704,521	705,392	—
Construction
Residential Construction	—	—	—	—	99,399	99,399	—
Other Construction	—	—	—	—	326,171	326,171	—
Total Construction	—	—	—	—	425,570	425,570	—
Residential mortgage
1-4 Family 1st Lien	2,853	220	516	3,589	310,003	313,592	—
1-4 Family Rental	374	7	137	518	336,118	336,636	—
HELOC and Junior Liens	724	209	2,157	3,090	137,302	140,392	—
Total Residential Mortgage	3,951	436	2,810	7,197	783,423	790,620	—
Consumer	20	—	—	20	8,842	8,862	—
Total	$5,549	$2,005	$15,524	$23,078	$4,419,992	$4,443,070	$—

MID PENN BANCORP, INC.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due.
Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025			December 31, 2024
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate
CRE Nonowner Occupied	$3,730	$2,009	$5,739	$2,622	$11,153	$13,775
CRE Owner Occupied	1,036	1,798	2,834	—	546	546
Multifamily	—	138	138	—	154	154
Farmland	—	46	46	—	—	—
Total Commercial real estate	4,766	3,991	8,757	2,622	11,853	14,475
Commercial and industrial	4,725	471	5,196	758	3,894	4,652
Construction
Residential Construction	—	—	—	—	—	—
Other Construction	—	—	—	—	—	—
Total Construction	—	—	—	—	—	—
Residential mortgage
1-4 Family 1st Lien	24	1,179	1,203	—	1,028	1,028
1-4 Family Rental	—	903	903	—	176	176
HELOC and Junior Liens	—	1,881	1,881	—	2,279	2,279
Total Residential Mortgage	24	3,963	3,987	—	3,483	3,483
Consumer	—	17	17	—	—	—
Total loans	$9,515	$8,442	$17,957	$3,380	$19,230	$22,610
The amount of interest income recognized on nonaccrual loans was approximately $840 thousand and $165 thousand during the three months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025 and 2024, the amount of interest income recognized on nonaccrual loans was approximately $1.6 million and $456 thousand, respectively.
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

MID PENN BANCORP, INC.

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
The following table presents risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal.

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2025	2024	2023	2022	2021	Prior		Total
CRE Nonowner Occupied
Pass	$83,617	$99,277	$192,396	$362,466	$157,969	$397,068	$13,382	$1,306,175
Special mention	—	—	—	—	—	1,946	—	1,946
Substandard or lower	—	—	1,540	—	—	10,733	—	12,273
Total CRE Nonowner Occupied	83,617	99,277	193,936	362,466	157,969	409,747	13,382	1,320,394
Gross charge offs	—	—	—	(691)	—	—	—	(691)
Current period recoveries	—	—	—	8	—	3	—	11
Net charge offs	—	—	—	(683)	—	3	—	(680)
CRE Owner Occupied
Pass	77,697	68,705	95,610	109,290	68,228	254,011	15,299	688,840
Special mention	—	—	922	1,570	173	2,593	—	5,258
Substandard or lower	—	527	—	3,258	182	1,954	—	5,921
Total CRE Owner Occupied	77,697	69,232	96,532	114,118	68,583	258,558	15,299	700,019
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Multifamily
Pass	28,655	4,848	68,540	156,752	83,602	98,606	4,226	445,229
Special mention	—	—	—	—	—	45	—	45
Substandard or lower	—	—	—	—	—	138	—	138

MID PENN BANCORP, INC.

Total Multifamily	28,655	4,848	68,540	156,752	83,602	98,789	4,226	445,412
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Farmland
Pass	21,257	24,468	25,838	52,004	37,734	45,709	14,635	221,645
Special mention	—	—	404	—	2,328	—	—	2,732
Substandard or lower	—	—	—	—	—	46	—	46
Total Farmland	21,257	24,468	26,242	52,004	40,062	45,755	14,635	224,423
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	81,235	104,436	76,504	69,775	46,335	95,752	228,622	702,659
Special mention	—	116	1,199	107	865	1,506	—	3,793
Substandard or lower	—	—	9,917	600	471	1,303	5,363	17,654
Total Commercial and industrial	81,235	104,552	87,620	70,482	47,671	98,561	233,985	724,106
Gross charge offs	—	—	—	—	—	(294)	—	(294)
Current period recoveries	—	—	1	—	—	8	—	9
Net charge offs	—	—	1	—	—	(286)	—	(285)
Residential Construction
Pass	17,771	39,225	21,261	1,738	—	—	11,507	91,502
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Residential Construction	17,771	39,225	21,261	1,738	—	—	11,507	91,502
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other Construction
Pass	42,922	74,938	78,482	43,541	7,848	14,728	27,867	290,326
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Other Construction	42,922	74,938	78,482	43,541	7,848	14,728	27,867	290,326
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	55,765	31,094	60,827	51,336	39,577	187,237	1,222	427,058
Nonperforming	—	—	100	47	—	3,299	—	3,446
Total 1-4 Family 1st Lien	55,765	31,094	60,927	51,383	39,577	190,536	1,222	430,504
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	88	—	88
Net recoveries	—	—	—	—	—	88	—	88
1-4 Family Rental
Performing	28,884	23,884	49,872	101,803	62,868	139,486	1,918	408,715
Nonperforming	—	—	146	—	1,611	1,181	—	2,938
Total 1-4 Family Rental	28,884	23,884	50,018	101,803	64,479	140,667	1,918	411,653
Gross charge offs	—	—	—	—	—	—	—	—

MID PENN BANCORP, INC.

Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
HELOC and Junior Liens
Performing	6,883	5,572	18,002	9,013	4,991	15,014	111,223	170,698
Nonperforming	—	1,160	146	159	—	1,789	1,001	4,255
Total HELOC and Junior Liens	6,883	6,732	18,148	9,172	4,991	16,803	112,224	174,953
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Consumer
Performing	2,212	1,221	876	339	295	715	2,150	7,808
Nonperforming	—	—	34	—	—	—	—	34
Total Consumer	2,212	1,221	910	339	295	715	2,150	7,842
Gross charge offs	—	—	—	—	—	(70)	—	(70)
Current period recoveries	—	—	—	—	—	48	—	48
Net charge offs	—	—	—	—	—	(22)	—	(22)
Total
Pass	$353,154	$415,897	$558,631	$795,566	$401,716	$905,874	$315,538	$3,746,376
Special mention	—	116	2,525	1,677	3,366	6,090	—	13,774
Substandard or lower	—	527	11,457	3,858	653	14,174	5,363	36,032
Performing	93,744	61,771	129,577	162,491	107,731	342,452	116,513	1,014,279
Nonperforming	—	1,160	426	206	1,611	6,269	1,001	10,673
Total	$446,898	$479,471	$702,616	$963,798	$515,077	$1,274,859	$438,415	$4,821,134

MID PENN BANCORP, INC.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2024	2023	2022	2021	2020	Prior		Total
CRE Nonowner Occupied
Pass	$85,501	$176,018	$343,072	$152,157	$130,650	$325,478	$11,732	$1,224,608
Special mention	—	—	—	—	—	3,105	—	3,105
Substandard or lower	—	1,515	1,260	—	3,281	17,241	—	23,297
Total CRE Nonowner Occupied	85,501	177,533	344,332	152,157	133,931	345,824	11,732	1,251,010
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	2	—	2
Net recoveries	—	—	—	—	—	2	—	2
CRE Owner Occupied
Pass	52,922	99,065	106,876	66,160	77,774	199,725	11,630	614,152
Special mention	—	222	4,991	227	—	2,133	—	7,573
Substandard or lower	—	—	—	194	—	2,088	—	2,282
Total CRE Owner Occupied	52,922	99,287	111,867	66,581	77,774	203,946	11,630	624,007
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	4	—	4
Net recoveries	—	—	—	—	—	4	—	4
Multifamily
Pass	4,843	66,119	118,568	101,871	40,450	78,070	2,771	412,692
Special mention	—	—	—	—	—	54	—	54
Substandard or lower	—	—	—	—	—	154	—	154
Total Multifamily	4,843	66,119	118,568	101,871	40,450	78,278	2,771	412,900
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Farmland
Pass	27,449	31,259	56,178	42,693	25,119	24,729	14,801	222,228
Special mention	—	128	—	—	—	2,163	190	2,481
Substandard or lower	—	—	—	—	—	—	—	—
Total Farmland	27,449	31,387	56,178	42,693	25,119	26,892	14,991	224,709
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	114,175	106,657	78,702	54,312	21,532	92,723	222,525	690,626
Special mention	—	62	503	31	—	3,534	4,498	8,628
Substandard or lower	—	—	—	892	1,168	1,632	2,446	6,138
Total Commercial and industrial	114,175	106,719	79,205	55,235	22,700	97,889	229,469	705,392
Gross charge offs	—	(201)	—	—	(206)	(412)	—	(819)
Current period recoveries	—	—	—	—	—	1	—	1
Net charge offs	—	(201)	—	—	(206)	(411)	—	(818)
Residential construction
Pass	34,275	37,222	15,559	—	—	2,007	10,336	99,399
Special mention	—	—	—	—	—	—	—	—

MID PENN BANCORP, INC.

Substandard or lower	—	—	—	—	—	—	—	—
Total Residential construction	34,275	37,222	15,559	—	—	2,007	10,336	99,399
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
Other construction
Pass	66,711	94,619	104,439	11,664	10,983	11,928	25,827	326,171
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Other construction	66,711	94,619	104,439	11,664	10,983	11,928	25,827	326,171
Gross charge offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net recoveries	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	27,580	59,762	45,946	34,743	42,727	98,891	2,915	312,564
Nonperforming	—	—	—	—	211	817	—	1,028
Total 1-4 Family 1st Lien	27,580	59,762	45,946	34,743	42,938	99,708	2,915	313,592
Gross charge offs	—	—	—	—	—	(7)	—	(7)
Current period recoveries	—	—	—	—	—	16	—	16
Net recoveries	—	—	—	—	—	9	—	9
1-4 Family Rental
Performing	28,735	51,488	88,594	59,397	35,222	69,890	2,009	335,335
Nonperforming	—	147	—	—	595	559	—	1,301
Total 1-4 Family Rental	28,735	51,635	88,594	59,397	35,817	70,449	2,009	336,636
Gross charge offs	—	—	—	—	—	(2)	—	(2)
Current period recoveries	—	—	—	—	—	22	—	22
Net recoveries	—	—	—	—	—	20	—	20
HELOC and Junior Liens
Performing	6,096	16,125	9,856	4,845	2,182	10,887	88,122	138,113
Nonperforming	—	21	—	—	—	1,257	1,001	2,279
Total HELOC and Junior Liens	6,096	16,146	9,856	4,845	2,182	12,144	89,123	140,392
Gross charge offs	—	—	(21)	—	—	—	—	(21)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge offs	—	—	(21)	—	—	—	—	(21)
Consumer
Performing	4,214	972	354	394	107	234	2,587	8,862
Nonperforming	—	—	—	—	—	—	—	—
Total Consumer	4,214	972	354	394	107	234	2,587	8,862
Gross charge offs	—	—	(2)	—	—	(50)	—	(52)
Current period recoveries	—	—	1	—	—	38	—	39
Net charge offs	—	—	(1)	—	—	(12)	—	(13)
Total
Pass	$385,876	$610,959	$823,394	$428,857	$306,508	$734,660	$299,622	$3,589,876
Special mention	—	412	5,494	258	—	10,989	4,688	21,841
Substandard or lower	—	1,515	1,260	1,086	4,449	21,115	2,446	31,871
Performing	66,625	128,347	144,750	99,379	80,238	179,902	95,633	794,874
Nonperforming	—	168	—	—	806	2,633	1,001	4,608
Total	$452,501	$741,401	$974,898	$529,580	$392,001	$949,299	$403,390	$4,443,070

MID PENN BANCORP, INC.

Mid Penn had no loans classified as "doubtful" as of September 30, 2025 and December 31, 2024. There was $558 thousand and $861 thousand in loans for which formal foreclosure proceedings were in process at September 30, 2025 and December 31, 2024, respectively.
Collateral-Dependent Loans
A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, Mid Penn elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, Mid Penn records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land. Total collateral-dependent loans as of September 30, 2025 were $18.0 million.
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
Qualitative factors used in the ACL methodology include the following:
•Lending process
•Concentrations of credit
•Peer Group Divergence
The ACL for individual loans, such as nonaccrual and PCD, that do not share risk characteristics with other loans is measured as the difference between the discounted value of expected future cash flows, based on the effective interest rate at origination, and the amortized cost basis of the loan, or the net realizable value. The ACL is the difference between the loan’s net realizable value and its amortized cost basis (net of previous charge-offs and deferred loan fees and costs), except for collateral-dependent loans. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or the "as is" value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on a regular basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Mid Penn’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. If the calculated expected credit loss is determined to be permanent or not recoverable, the amount of the expected credit loss is charged off.
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

MID PENN BANCORP, INC.

The following tables present the activity in the ACL - loans by portfolio segment for the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024:

(In thousands)	Balance at June 30, 2025	PCD Loans	Charge offs	Recoveries	Net Loans (Charged off) Recovered	(Benefit)/Provision for Credit Losses (1)	Balance at September 30, 2025
Commercial Real Estate
CRE Nonowner Occupied	$10,598	$—	$—	$9	$9	$(207)	$10,400
CRE Owner Occupied	6,430	—	—	—	—	(18)	6,412
Multifamily	1,978	—	—	—	—	171	2,149
Farmland	2,098	—	—	—	—	(184)	1,914
Commercial and industrial	8,102	—	(91)	—	(91)	1,355	9,366
Construction
Residential Construction	958	—	—	—	—	(403)	555
Other Construction	2,436	—	—	—	—	(1,283)	1,153
Residential Mortgage
1-4 Family 1st Lien	2,196	—	—	3	3	292	2,491
1-4 Family Rental	2,258	—	—	—	—	52	2,310
HELOC and Junior Liens	520	—	—	—	—	44	564
Consumer	41	—	(40)	28	(12)	(6)	23
Total	$37,615	$—	$(131)	$40	$(91)	$(187)	$37,337

(In thousands)	Balance at December 31, 2024	PCD Loans	Charge offs	Recoveries	Net Loans (Charged off) Recovered	Provision/(Benefit) for Credit Losses (1)	Balance at September 30, 2025
Commercial Real Estate
CRE Nonowner Occupied	$11,047	$89	$(691)	$11	$(680)	$(56)	$10,400
CRE Owner Occupied	5,243	100	—	—	—	1,069	6,412
Multifamily	3,432	31	—	—	—	(1,314)	2,149
Farmland	1,932	—	—	—	—	(18)	1,914
Commercial and industrial	7,122	36	(294)	9	(285)	2,493	9,366
Construction
Residential Construction	931	—	—	—	—	(376)	555
Other Construction	2,131	—	—	—	—	(978)	1,153
Residential Mortgage
1-4 Family 1st Lien	1,503	37	—	88	88	863	2,491
1-4 Family Rental	1,756	47	—	—	—	507	2,310
HELOC and Junior Liens	392	3	—	—	—	169	564
Consumer	25	—	(70)	48	(22)	20	23
Total	$35,514	$343	$(1,055)	$156	$(899)	$2,379	$37,337
(1) Includes a $2.3 million initial provision on non-PCD loans acquired in the William Penn acquisition

MID PENN BANCORP, INC.

(In thousands)	Balance at June 30, 2024	Charge offs	Recoveries	Net Loans (Charged off) Recovered	Provision/(Benefit) for Credit Losses (1)	Balance at September 30, 2024
Commercial Real Estate
CRE Nonowner Occupied	$10,647	$—	$—	$—	$387	$11,034
CRE Owner Occupied	5,830	—	—	—	(607)	5,223
Multifamily	3,209	—	—	—	349	3,558
Farmland	2,059	—	—	—	(294)	1,765
Commercial and industrial	6,934	(356)	—	(356)	253	6,831
Construction
Residential Construction	1,129	—	—	—	(102)	1,027
Other Construction	2,013	—	—	—	426	2,439
Residential Mortgage
1-4 Family 1st Lien	1,349	—	2	2	156	1,507
1-4 Family Rental	1,704	—	—	—	68	1,772
HELOC and Junior Liens	397	—	—	—	(9)	388
Consumer	17	(8)	15	7	(6)	18
Total	$35,288	$(364)	$17	$(347)	$621	$35,562

(In thousands)	Balance at December 31, 2023	Charge offs	Recoveries	Net Loans (Charged off) Recovered	Provision/(Benefit) for Credit Losses (1)	Balance at September 30, 2024
Commercial Real Estate
CRE Nonowner Occupied	$10,267	$—	$—	$—	$767	$11,034
CRE Owner Occupied	5,646	—	4	4	(427)	5,223
Multifamily	2,202	—	—	—	1,356	3,558
Farmland	2,064	—	—	—	(299)	1,765
Commercial and industrial	7,131	(412)	—	(412)	112	6,831
Construction
Residential Construction	1,256	—	—	—	(229)	1,027
Other Construction	2,146	—	—	—	293	2,439
Residential Mortgage
1-4 Family 1st Lien	1,207	(7)	9	2	298	1,507
1-4 Family Rental	1,859	(2)	22	20	(107)	1,772
HELOC and Junior Liens	389	(21)	—	(21)	20	388
Consumer	20	(34)	32	(2)	—	18
Total	$34,187	$(476)	$67	$(409)	$1,784	$35,562

MID PENN BANCORP, INC.

The following table presents the ACL for loans and the amortized cost basis of the loans by the measurement methodology used as of September 30, 2025 and December 31, 2024:

(In thousands)	ACL - Loans			Loans
September 30, 2025	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,464	$936	$10,400	$1,314,655	$5,739	$1,320,394
CRE Owner Occupied	5,994	418	6,412	697,185	2,834	700,019
Multifamily	2,149	—	2,149	445,274	138	445,412
Farmland	1,914	—	1,914	224,377	46	224,423
Commercial and industrial	8,515	851	9,366	718,910	5,196	724,106
Construction
Residential Construction	555	—	555	91,502	—	91,502
Other Construction	1,153	—	1,153	290,326	—	290,326
Residential mortgage
1-4 Family 1st Lien	2,491	—	2,491	429,301	1,203	430,504
1-4 Family Rental	2,310	—	2,310	410,751	902	411,653
HELOC and Junior Liens	564	—	564	173,071	1,882	174,953
Consumer	23	—	23	7,825	17	7,842
Total	$35,132	$2,205	$37,337	$4,803,177	$17,957	$4,821,134

(In thousands)	ACL - Loans			Loans
December 31, 2024	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,945	$1,102	$11,047	$1,237,235	$13,775	$1,251,010
CRE Owner Occupied	5,243	—	5,243	623,461	546	624,007
Multifamily	3,432	—	3,432	412,746	154	412,900
Farmland	1,932	—	1,932	224,709	—	224,709
Commercial and industrial	6,785	337	7,122	700,740	4,652	705,392
Construction
Residential Construction	931	—	931	99,399	—	99,399
Other Construction	2,131	—	2,131	326,171	—	326,171
Residential mortgage
1-4 Family 1st Lien	1,503	—	1,503	312,564	1,028	313,592
1-4 Family Rental	1,756	—	1,756	336,460	176	336,636
HELOC and Junior Liens	392	—	392	138,113	2,279	140,392
Consumer	25	—	25	8,862	—	8,862
Total	$34,075	$1,439	$35,514	$4,420,460	$22,610	$4,443,070

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

There were no new modifications to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025.

Information related to loans modified (by type of modification) for the three and nine months ended September 30, 2024, whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Three months ended September 30, 2024
Commercial and industrial	—	—	287	287	0.04
Total	$—	$—	$287	$287

(In thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Nine months ended September 30, 2024
Commercial and industrial	$—	$—	$287	$287	0.04%
HELOC and Junior Liens	—	—	92	92	0.07%
Total Residential Mortgage	—	—	92	92	0.01%
Total loans	$—	$—	$379	$379

The financial effects of the interest-only loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added 2.0 years to the life of the loan, which also reduced the monthly payment amounts for the borrower.
As of September 30, 2025, there were no defaulted modified loans, as all modified loans were current with respect to their associated forbearance agreements. There were also no defaults on modified loans within twelve months of restructure during 2024.

MID PENN BANCORP, INC.

Note 5 - Deposits
Deposits consisted of the following as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)	September 30, 2025	% of Total Deposits	December 31, 2024	% of Total Deposits
Noninterest-bearing demand deposits	$836,374	15.7%	$759,169	16.2%
Interest-bearing demand deposits	1,263,671	23.6%	1,101,444	23.5%
Money market	1,267,307	23.7%	958,051	20.4%
Savings	327,104	6.1%	260,258	5.5%
Total demand and savings	3,694,456	69.1%	3,078,922	65.6%
Time	1,648,264	30.9%	1,611,005	34.4%
Total deposits	$5,342,720	100.0%	$4,689,927	100.0%
The scheduled maturities of time deposits at September 30, 2025 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2025	$576,287	$190,078
Maturing in 2026	593,287	188,431
Maturing in 2027	60,822	6,034
Maturing in 2028	15,781	571
Maturing in 2029	8,121	260
Maturing thereafter	7,489	1,103
	$1,261,787	$386,477
Mid Penn had $125.0 million and $319.8 million in brokered certificates of deposits as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025 and December 31, 2024, Mid Penn had $108.0 million and $83.7 million of CDAR (Certificate of Deposit Account Registry) deposits, respectively.

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
Information related to loan level swaps is set forth in the following table:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Interest rate swaps on loans with customers
Notional amount	$276,348	$217,150
Weighted average remaining term (years)	4.31	5.11
Receive fixed rate (weighted average)	5.11%	4.68%
Pay variable rate (weighted average)	6.46%	6.64%
Estimated fair value (1)	$9,201	$11,118

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Interest rate swaps on loans with correspondents
Notional amount	$276,348	$217,150
Weighted average remaining term (years)	4.31	5.11
Receive variable rate (weighted average)	6.46%	6.64%
Pay fixed rate (weighted average)	5.11%	4.68%
Estimated fair value (2)	$9,201	$11,118
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

Information related to cash flow hedges is set forth in the following table:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Cash flow hedges
Notional amount	$75,000	$295,000
Weighted average remaining term (years)	1.09	1.55
Pay fixed rate (weighted average)	3.81%	3.64%
Receive variable rate (weighted average)	3.66%	4.10%
Estimated fair value (1)	$290	$2,590
(1) Estimated fair value, net of accrued interest receivable, is disclosed in Other Assets on the Consolidated Balance Sheet.

MID PENN BANCORP, INC.

For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months, Mid Penn estimates that an additional $151 thousand will be reclassified as an increase to interest expense.

Note 7 - Accumulated Other Comprehensive (Loss) Income
The changes in each component of accumulated other comprehensive loss, net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance at June 30, 2025	$(12,478)	$163	$559	$(11,756)
OCI before reclassifications	3,193	(334)	(10)	2,849
Amounts reclassified from AOCI	—	—	—	—
Balance at September, 2025	$(9,285)	$(171)	$549	(8,907)

Balance at December 31, 2024	$(18,889)	$1,485	$579	$(16,825)
OCI before reclassifications	9,604	(1,656)	(4)	7,944
Amounts reclassified from AOCI	—	—	(26)	(26)
Balance at September, 2025	$(9,285)	$(171)	$549	$(8,907)

Balance at June 30, 2024	$(19,251)	$2,258	$(130)	$(17,123)
OCI before reclassifications	6,436	(2,427)	(2)	4,007
Amounts reclassified from AOCI	—	—	—	—
Balance at September 30, 2024	$(12,815)	$(169)	$(132)	$(13,116)

Balance at December 31, 2023	$(17,339)	$820	$(118)	$(16,637)
OCI before reclassifications	4,524	(989)	3	3,538
Amounts reclassified from AOCI	—	—	(17)	(17)
Balance at September 30, 2024	$(12,815)	$(169)	$(132)	$(13,116)

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
There were no transfers of assets between fair value Level 1 and Level 2 during the three and nine months ended September 30, 2025 or the year ended December 31, 2024.
The following tables illustrate the assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets.

	September 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$19,942	$—	$19,942
Mortgage-backed U.S. government agencies	—	365,623	—	365,623
State and political subdivision obligations	—	3,778	—	3,778
Corporate debt securities	—	38,009	—	38,009
Equity securities	442	—	—	442
Loans held for sale	—	6,085	—	6,085
Other assets:
Derivative assets	—	9,491	—	9,491
Other liabilities:
Derivative liabilities	—	9,201		9,201

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$21,507	$—	$21,507
Mortgage-backed U.S. government agencies	—	202,944	—	202,944
State and political subdivision obligations	—	3,596	—	3,596
Corporate debt securities	—	32,430	—	32,430
Equity securities	428	—	—	428
Loans held for sale	—	7,064	—	7,064
Other assets:
Derivative assets	—	13,708	—	13,708
Other liabilities:
Derivative liabilities	—	11,118	—	11,118

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
Loans held for sale - This category includes mortgage loans held for sale that are measured at fair value. Fair values as of September 30, 2025 were measured as the price that secondary market investors were offering for loans with similar characteristics.
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
Mortgage banking derivatives - represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps. The fair values of Mid Penn’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify Mortgage banking derivatives as Level 2. As of September 30, 2025, Mortgage banking derivatives are not considered material.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, upon their acquisition or when there is evidence of impairment).

The following table illustrates financial instruments measured at fair value on a nonrecurring basis:

	September 30, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$15,752	$15,752
Foreclosed assets held for sale	—	—	9,346	9,346

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$21,171	$21,171
Foreclosed assets held for sale	—	—	44	44
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

MID PENN BANCORP, INC.

The following table presents additional information about the valuation techniques for level 3 assets measured at fair value on a nonrecurring basis.

	September 30, 2025
(In thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$15,752	Appraisal of collateral	Appraisal adjustments	8%	-	100%	24.9%
Foreclosed assets held for sale	9,346	Appraisal of collateral	Appraisal adjustments	22%	-	31%	23.9%

	December 31, 2024
(In thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$21,171	Appraisal of collateral	Appraisal adjustments	—%	-	100%	5.6%
Foreclosed assets held for sale	44	Appraisal of collateral	Appraisal adjustments	26%	-	26%	26.0%
The following tables summarize the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	September 30, 2025
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$257,169	$257,169	$—	$—	$257,169
Available-for-sale securities	427,352	—	427,352	—	427,352
Held-to-maturity securities	354,094	—	325,606	—	325,606
Equity securities	442	442	—	—	442
Loans held for sale	6,085	—	6,085	—	6,085
Net loans	4,783,797	—	—	4,820,035	4,820,035
Restricted investment in bank stocks	6,737		6,737	—	6,737
Accrued interest receivable	29,705	29,705	—	—	29,705
Derivative assets	9,491	—	9,491	—	9,491
Financial instruments - liabilities
Deposits	$5,342,720	$—	$5,352,901	$—	$5,352,901
Short-term borrowings	—	—	—	—	—
Long-term debt (1)	20,304	—	20,343	—	20,343
Subordinated debt	37,149	—	36,542	—	36,542
Accrued interest payable	16,460	16,460	—	—	16,460
Derivative liabilities	9,201	—	9,201	—	9,201
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
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of September 30, 2025 and December 31, 2024.
Note 9 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments include various guarantees and commitments to extend credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $66.8 million and $64.3 million of standby letters of credit outstanding as of September 30, 2025 and December 31, 2024, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of September 30, 2025 and December 31, 2024 for payment under standby letters of credit issued was not considered material.
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
The ACL - OBS was $3.0 million and $2.9 million as of September 30, 2025 and December 31, 2024, respectively. A benefit for credit losses - credit commitments of $247 thousand and $105 thousand were recorded for the three months ended September 30, 2025 and September 30, 2024, respectively. A benefit for credit losses - credit commitments of $243 thousand and $601 thousand were recorded for the nine months ended September 30, 2025 and September 30, 2024, respectively.
The following table presents the activity in the ACL - OBS by segment for the three and nine months ended September 30, 2025 and 2024:

(in thousands)	Balance at June 30, 2025	(Benefit)/Provision for Credit Loss	Balance at September 30, 2025
1-4 Family Rental	$16	$4	$20
C&I	1,203	356	1,559
CRE NonOwner Occupied	113	22	135
CRE Owner Occupied	118	(12)	106
Consumer	3	—	3
Farmland	99	(15)	84
HELOC & Junior Liens	125	10	135
Multifamily	23	2	25
Other Construction & Land	1,042	(388)	654
Residential Construction	469	(219)	250
Residential First Liens	7	(7)	—
	$3,218	$(247)	$2,971

(in thousands)	Balance at December 31, 2024	Provision/(Benefit) for Credit Loss	Balance at September 30, 2025
1-4 Family Rental	$16	$4	$20
C&I	1,165	394	1,559
CRE NonOwner Occupied	132	3	135
CRE Owner Occupied	98	8	106
Consumer	3	—	3
Farmland	92	(8)	84
HELOC & Junior Liens	92	43	135
Multifamily	27	(2)	25
Other Construction & Land	792	(138)	654
Residential Construction	516	(266)	250
Residential First Liens	6	(6)	—
	$2,939	$32	$2,971

MID PENN BANCORP, INC.

(in thousands)	Balance at June 30, 2024	(Benefit)/Provision for Credit Loss	Balance at September 30, 2024
1-4 Family Rental	$13	$1	$14
C&I	1,154	(8)	1,146
CRE NonOwner Occupied	110	22	132
CRE Owner Occupied	128	(14)	114
Consumer	3	—	3
Farmland	97	(23)	74
HELOC & Junior Liens	96	(6)	90
Multifamily	27	14	41
Other Construction & Land	783	(51)	732
Residential Construction	655	(43)	612
Residential First Liens	5	3	8
	$3,071	$(105)	$2,966

(in thousands)	Balance at December 31, 2023	(Benefit)/Provision for Credit Loss	Balance at September 30, 2024
1-4 Family Rental	$11	$3	$14
C&I	1,270	(124)	1,146
CRE NonOwner Occupied	113	19	132
CRE Owner Occupied	106	8	114
Consumer	3	—	3
Farmland	108	(34)	74
HELOC & Junior Liens	100	(10)	90
Multifamily	24	17	41
Other Construction & Land	1,036	(304)	732
Residential Construction	778	(166)	612
Residential First Liens	18	(10)	8
	$3,567	$(601)	$2,966
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

MID PENN BANCORP, INC.

Note 10 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were zero and $2.0 million as of September 30, 2025 and December 31, 2024, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than a year. Federal funds purchased from correspondent banks mature in one business day and reprice daily based on the Federal Funds rate. Advances from the FHLB are collateralized by the Bank’s investment in the common stock of the FHLB and by a blanket lien on selected loan receivables comprised principally of real estate secured loans within the Bank’s portfolio totaling $2.6 billion at September 30, 2025. The Bank had a short-term borrowing capacity from the FHLB as of September 30, 2025 up to the Bank’s unused borrowing capacity of $1.7 billion (equal to $1.9 billion of maximum borrowing capacity, less the aggregate amount of FHLB letter of credits securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also has unused overnight lines of credit with other correspondent banks amounting to $35.0 million at September 30, 2025. No draws were made on these lines as of September 30, 2025 and December 31, 2024.
Long-term Debt
The following table presents a summary of long-term debt as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024
FHLB fixed rate instruments:
Due February 2026, 4.51%	$20,000	$20,000
Due August 2026, 4.80%	292	523
Due February 2027, 6.71%	12	17
Total FHLB fixed rate instruments	20,304	20,540
Lease obligations included in long-term debt	2,954	3,063
Total long-term debt	$23,258	$23,603
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. The FHLB fixed rate instruments obtained by the Bank are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Bank loan receivables, principally real estate secured loans. The Bank also obtains letters of credit from the FHLB to secure certain public fund deposits of municipality and school district customers who agree to use of the FHLB letters of credit as a legally allowable alternative to investment pledging. These FHLB letter of credit commitments totaled $160.5 million and $156.0 million as of September 30, 2025 and December 31, 2024, respectively.

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
The Riverview Notes were entered into by Riverview on October 6, 2020 with certain qualified institutional buyers and accredited institutional investors. The Riverview Notes have a maturity date of October 15, 2030 and initially bear interest, payable semi-annually, at a fixed annual rate of 5.75% per annum until October 15, 2025, at which time the interest rate will be reset quarterly to the then current three-month SOFR plus 563 bps, payable quarterly until maturity. The Riverview Notes were redeemable beginning on October 15, 2025, and Mid Penn redeemed all of the Riverview Notes on such date.
Subordinated Debt Issued December 2020
On December 22, 2020, Mid Penn entered into agreements for and sold at 100% of their principal amount, an aggregate of $12.2 million of its subordinated notes due December 2030 (the "December 2020 Notes") on a private placement basis to accredited investors. The December 2020 Notes are treated as Tier 2 capital for regulatory capital purposes.
The December 2020 Notes bear interest at a rate of 4.5% per year for the first five years and then float at the Wall Street Journal’s Prime Rate plus 50 bp, provided that the interest rate applicable to the outstanding principal balance during the period the December 2020 Notes are floating will at no time be less than 4.5%. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year, beginning on March 31, 2021. The December 2020 Notes will mature on December 31, 2030 and are redeemable, in whole or in part, without premium or penalty, on any interest payment date on or after December 31, 2025 and prior to December 31, 2030, subject to any required regulatory approvals. Mid Penn has notified its regulators of its intention to redeem the December 2020 Notes on December 31, 2025.
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
During the nine months ended September 30, 2025, Mid Penn repurchased 70,669 shares of common stock at an average price of $28.45. Of this amount, 7,857 shares were repurchased during the three months ended September 30, 2025, at an average price of $29.53. As of September 30, 2025, Mid Penn had repurchased an aggregate total of 511,391 shares of common stock under the Program at an average price of $23.57 per share. The Program had approximately $2.9 million remaining available for repurchase as of September 30, 2025.
Dividend Reinvestment Plan
Under Mid Penn’s amended and restated DRIP, 300,000 shares of Mid Penn’s authorized but unissued common stock are reserved for issuance. The DRIP also allows for voluntary cash payments, within specified limits, to be used for the purchase of additional shares.
Equity Incentive Plans
On May 9, 2023, shareholders approved the 2023 Stock Incentive Plan, which authorizes Mid Penn to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. The 2023 Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to incentivize the further success of the Corporation, and replaces the 2014 Restricted Stock Plan. The aggregate number of shares of common stock of the Corporation available for issuance under the Plans is 550,000 shares.
As of September 30, 2025, a total of 310,804 restricted shares were granted under the Plans, of which 110,436 shares were unvested. The Plan's shares granted and vested resulted in $1.1 million and $191 thousand in share-based compensation expense for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Plan's shares granted and vested resulted in share-based compensation expense of $3.8 million and $813 thousand, respectively.
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
Equity Awards Assumed from William Penn Acquisition
In connection with the acquisition of William Penn on April 30, 2025, the Corporation issued 3,506,795 shares of common stock as purchase consideration and assumed outstanding equity awards of William Penn, consisting of 538,447 stock options and 215,386 restricted stock units "RSUs". These awards were converted into equivalent awards of the Corporation's common stock, of which, 134,618 stock options and 53,822 restricted stock units remained unvested as of September 30, 2025.
Compensation expense for stock options was $203 thousand and $883 thousand for the three and nine months ended September 30, 2025. As of September 30, 2025, unrecognized compensation expense related to unvested options was $907

MID PENN BANCORP, INC.

thousand. Compensation expense for restricted stock awards was $550 thousand and $1.9 million for the three and nine months ended September 30, 2025. As of September 30, 2025, unrecognized compensation cost related to unvested restricted stock was $1.3 million.
The assumed awards are subject to the original vesting terms and conditions included in the William Penn's stock-based compensation plan.

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
The following data shows the amounts used in computing basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Net income	$18,297	$12,301	$36,801	$36,205

Weighted average common shares outstanding (basic)	23,005,504	16,612,657	21,322,698	16,585,719
Effect of dilutive stock based compensation awards (includes unvested restricted stock and stock options)	272,063	44,512	265,021	39,840
Weighted average common shares outstanding (diluted)	23,277,567	16,657,169	21,587,719	16,625,559

Basic earnings per common share	$0.80	$0.74	$1.73	$2.18
Diluted earnings per common share	0.79	0.74	1.70	2.18
Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were 8,480 stock options that were anti-dilutive for the three and nine months ended September 30, 2025, respectively. These stock options were assumed in the William Penn acquisition. There were no antidilutive instruments for the three and nine months ended September 30, 2024.

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

The following table presents certain information reviewed by management:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net interest income	$53,629	$40,169	$144,344	$115,391
(Benefit)/Provision for credit losses	(434)	516	2,136	1,183
Noninterest income	8,183	5,178	19,565	16,344
Noninterest expense	37,982	29,959	116,422	86,703
Provision for Income taxes	5,967	2,571	8,550	7,644
Net income	18,297	12,301	36,801	36,205

Total assets	$6,267,349	$5,527,025	$6,267,349	$5,527,025

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
•the ability to obtain regulatory approvals and satisfy other closing conditions to the Merger, including 1st Colonial shareholder approval;
•certain restrictions during the pendency of the proposed Merger that may impact the parties' ability to pursue certain business opportunities or strategic transactions;
•diversion of management's attention from ongoing business operations and opportunities;
•cost savings and any revenue synergies from the Merger may not be fully realized or may take longer than anticipated to be realized
•deposits attrition, customer or employee loss and/or revenue loss as a result of the proposed Merger;
•expenses related to the proposed Merger being greater than expected;
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
•supply chain disruption;
•the risk factors described in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent filings with the SEC.

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
The following table presents a summary of Mid Penn's earnings and selected performance ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net Income	$18,297	$12,301	$36,801	$36,205
Diluted EPS	$0.79	$0.74	$1.70	$2.18
Dividends declared	$0.22	$0.20	$0.62	$0.60
Return on average assets (2)	1.14%	0.89%	0.82%	0.89%
Return on average equity (2)	9.26%	8.66%	6.97%	8.69%
Net interest margin (1)(2)	3.60%	3.13%	3.48%	3.07%
Nonperforming assets to total assets	0.44%	0.32%	0.44%	0.32%
Net charge-offs to average loans (annualized)	0.008%	0.031%	0.074%	0.037%
(1) Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section.
(2) Annualized ratios

Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended September 30, 2025 was $18.3 million, or $0.80 per basic common share and $0.79 per diluted common share, compared to earnings of $12.3 million, or $0.74 per both common share basic and diluted for the three months ended September 30, 2024. The increase in net income per diluted share was partially offset by the higher number of shares outstanding in 2025, which contributed to the lower year-over-year EPS growth rate. Mid Penn's earnings for the nine months ended September 30, 2025 were $36.8 million, or $1.73 per basic common share, and $1.70 per diluted common share, compared to earnings of $36.2 million, or $2.18 per both common share basic and diluted for the nine months ended September 30, 2024.
◦Net Interest Margin - For the third quarter of 2025, Mid Penn’s net interest margin was 3.60% versus 3.13% for the same period of 2024. For the nine months ended September 30, 2025, net interest margin was 3.48% versus 3.07% for the same period of 2024. The yield on interest-earning assets for the three months ended September 30, 2025 increased 8 basis points from the same period of 2024. The rate on interest-bearing liabilities decreased 48 basis points from the same period of 2024.
◦Loan Growth - Total loans, net of unearned income, as of September 30, 2025 were $4.8 billion compared to $4.4 billion as of December 31, 2024, an increase of $378.1 million, or 8.5%. The growth was primarily driven by an increase in residential mortgage loans of $226.5 million, an increase in owner occupied commercial real estate of $76.0 million, an increase in nonowner occupied commercial real estate of $69.4 million, a $32.5 million increase in multifamily loans, and an increase in commercial and industrial loans of $18.7 million, partially offset by a $43.7 million decrease in construction loans. Loans from the William Penn acquisition contributed $405.3 million to this increase.
◦Deposit Growth - Total deposits increased $652.8 million, or 13.9%, from $4.7 billion at December 31, 2024, to $5.3 billion at September 30, 2025. The growth was driven by an increase of $538.3 million in interest-bearing transaction accounts, an increase of $77.2 million in noninterest-bearing accounts, and an

MID PENN BANCORP, INC.

increase of $37.3 million in time deposits. Deposits from the William Penn acquisition contributed $619.8 million to this increase.
• Asset Quality - ACL-loans at September 30, 2025 were $37.3 million, or 0.77% of total loans, as compared to $35.5 million, or 0.80% of total loans at December 31, 2024.
◦Net Charge-offs/Recoveries - Mid Penn had net charge-offs of $91 thousand and $347 thousand for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, net charge-offs were $899 thousand compared to $409 thousand for the same period of 2024.
◦Nonperforming assets - Total nonperforming assets were $27.3 million at September 30, 2025, an increase compared to nonperforming assets of $22.7 million at December 31, 2024. The increase during 2025 was primarily related to the addition of two commercial real estate loans with a combined balance of $8.8 million being foreclosed in the second quarter of 2025, offset by payoffs and paydowns in the third quarter of 2025. Delinquency, measured as loans past due 30 days or more, including loans on nonaccrual status, was 0.68% of total loans at September 30, 2025, compared to 0.52% and 0.61% as of December 31, 2024 and September 30, 2024, respectively.
◦Provision/Benefit for credit losses - loans - The benefit for credit losses - loans was $187 thousand for the three months ended September 30, 2025 compared to a provision of $621 thousand for the same period of 2024. The benefit for credit losses on off-balance sheet credit exposures was $247 thousand for the three months ended September 30, 2025, compared to $105 thousand for the same period of 2024.
The provision for credit losses on loans was $2.4 million for the nine months ended September 30, 2025, an increase of $595 thousand compared to the provision for credit losses of $1.8 million for the nine months ended September 30, 2024. This increase for the nine months ended September 30, 2025 was primarily due to a $2.3 million reserve on non-PCD loans acquired through the William Penn acquisition, offset by lower loan balances as a result of an increase in observed prepayment speeds. The benefit for credit losses on off-balance sheet credit exposures was $247 thousand and $243 thousand for the three and nine months ended September 30, 2025, respectively.
•Noninterest Income - Noninterest income totaled $8.2 million for the three months ended September 30, 2025 compared to $5.2 million for the same period of 2024. The increase is primarily due to a $329 thousand increase in earnings from the cash surrender value of life insurance, a $245 thousand increase in mortgage banking, a $136 thousand increase in fiduciary and wealth management, and a $2.2 million increase in other miscellaneous noninterest income, driven by $534 thousand in recoveries on loans previously acquired in business combinations. These recoveries are recognized in noninterest income rather than a reduction to the allowance for credit losses, consistent with purchase accounting treatment, as expected credit losses on acquired loans were reflected in fair value adjustments at the acquisition date. This increase also includes a $420 thousand gain on the closing of an investment of a reinsurance entity acquired from another institution, a $384 thousand increase in insurance commissions, a $341 thousand increase in loan level swap fees, and a $279 thousand increase in swap cancellation gains tied to eliminated brokered deposits.

MID PENN BANCORP, INC.

Noninterest income totaled $19.6 million for the nine months ended September 30, 2025 compared to $16.3 million for the same period of 2024. The increase in noninterest income was primarily driven by a $509 thousand increase in earnings from the cash surrender value of life insurance, a $460 thousand increase in mortgage banking, a $421 thousand increase in fiduciary and wealth management, and a $1.7 million increase in other noninterest income, driven by $534 thousand in recoveries on loans previously acquired in business combinations. These recoveries are recognized in noninterest income rather than a reduction to the allowance for credit losses, consistent with purchase accounting treatment, as expected credit losses on acquired loans were reflected in fair value adjustments at the acquisition date. This increase also includes a $909 thousand increase in loan level swap fees, a $810 thousand increase in insurance commissions, a $420 thousand gain on the closing of an investment of a reinsurance entity acquired from another institution, and a $279 thousand in swap cancellation gains tied to eliminated brokered deposits, partially offset by a $1.8 million decrease in bank owned life insurance benefits received.
•Noninterest Expense - Noninterest expense totaled $38.0 million for the three months ended September 30, 2025, an increase of $8.0 million, or 26.8%, compared to noninterest expense of $30.0 million for the same period of 2024.
Salaries and benefits increased $4.8 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase is attributable to equity-based compensation expense for stock options and restricted stock awards totaling $753 thousand that were recognized during the third quarter of 2025 (future expected compensation expense related to these awards is approximately $2.2 million over the remaining vesting periods) and the retail staff additions at the twelve retail locations added through the William Penn acquisition.
Software licensing and utilization costs increased $944 thousand for the three months ended September 30, 2025 compared to the same period in 2024. The increase reflects additional costs to (i) license the additional William Penn branches; and (ii) upgrades to internal systems, including network storage, cybersecurity, and data security enhancements in response to the Bank's larger size and increased IT complexity.
Occupancy expenses increased $827 thousand for the three months ended September 30, 2025, compared to the same period in 2024. The increase was driven by the facility operating costs of the additional retail locations added through the William Penn acquisition.
Noninterest expense totaled $116.4 million for the nine months ended September 30, 2025 compared to $86.7 million for the same period of 2024.
Merger and acquisition expenses increased $11.4 million for the nine months ended September 30, 2025, which includes $11.2 million of merger related expenses related to the William Penn acquisition and $164 thousand related to the Charis Insurance Group acquisition.
Salaries and benefits increased $10.9 million for the nine months ended September 30, 2025, compared to the same period in 2024, largely driven by the same Q3 items noted above, including $2.0 million in equity compensation and staff additions from the William Penn acquisition.
Software licensing and utilization costs increased $2.5 million for the nine months ended September 30, 2025, compared to the same period in 2024, reflecting the same Q3 drivers noted above. These include the onboarding of newly acquired William Penn branches, investments in IT infrastructure and cybersecurity.
Occupancy expenses increased $1.6 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was driven by the facility operating costs of the additional retail locations added through the William Penn acquisition.
•Liquidity - Current liquidity, including borrowing capacity, increased to $1.7 billion or 175.8% of uninsured and uncollateralized deposits, or approximately 32.3% of total deposits.

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
Management of the Corporation considers the accounting judgments relating to the allowance for credit losses, business combinations, and goodwill impairment to be the accounting areas that require the most subjective and complex judgments.
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

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the periods presented:

	Average Balances, Income and Interest Rates
	For the Three Months Ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
ASSETS:
Interest Bearing Balances	$26,950	$196	2.89%	$25,123	$223	3.53%
Investment Securities:
Taxable	716,356	6,502	3.60%	537,257	3,682	2.73%
Tax-exempt	65,664	331	2.00%	73,329	359	1.95%
Total Investment Securities	782,020	6,833	3.47%	610,586	4,041	2.63%

Federal funds sold	310,525	3,463	4.42%	75,683	1,043	5.48%
Loans, net of unearned income	4,804,163	76,262	6.30%	4,405,969	68,080	6.15%
Restricted investment in bank stocks	7,143	112	6.22%	13,252	454	13.63%
Total Interest-earning Assets	5,930,801	86,866	5.81%	5,130,613	73,841	5.73%

Cash and Due from Banks	49,582			44,052
Other Assets	405,368			295,976
Total Assets	$6,385,751			$5,470,641

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,268,802	$5,736	1.79%	$1,066,878	$5,291	1.97%
Money market	1,237,556	9,046	2.90%	921,054	7,060	3.05%
Savings	333,545	64	0.08%	272,186	63	0.09%
Time	1,775,539	17,785	3.97%	1,561,633	18,275	4.66%
Total Interest-bearing Deposits	4,615,442	32,631	2.80%	3,821,751	30,689	3.19%

Short-term borrowings	1	—	0.00%	169,754	2,296	5.38%
Long-term debt	23,302	264	4.49%	23,757	264	4.42%
Subordinated debt	37,224	342	3.65%	45,969	423	3.66%
Total Interest-bearing Liabilities	4,675,969	33,237	2.82%	4,061,231	33,672	3.30%

Noninterest-bearing Demand	852,702			775,935
Other Liabilities	73,533			68,175
Shareholders' Equity	783,547			565,300
Total Liabilities & Shareholders' Equity	$6,385,751			$5,470,641

Net Interest Income		$53,629			$40,169
Taxable Equivalent Adjustment (1)		245			252
Net Interest Income (taxable-equivalent basis)		$53,874			$40,421

Total Yield on Earning Assets			5.81%			5.73%
Rate on Supporting Liabilities			2.82%			3.30%
Average Interest Spread			2.99%			2.43%
Net Interest Margin (1)			3.60%			3.13%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.
(2)Annualized ratios

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended September 30, 2025 in comparison to the same period in 2024:

	Three months ended September 30, 2025 vs. September 30, 2024
	Increase (decrease)
(In thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$16	$(43)	$(27)
Investment Securities:
Taxable	1,231	1,589	2,820
Tax-exempt	(38)	10	(28)
Total Investment Securities	1,193	1,599	2,792

Federal funds sold	3,245	(825)	2,420
Loans	6,170	2,012	8,182
Restricted investment in bank stocks	(210)	(132)	(342)
Total Interest Income	10,414	2,611	13,025

INTEREST EXPENSE:
Interest-Bearing Deposits:
Interest-bearing demand	1,004	(559)	445
Money market	2,433	(447)	1,986
Savings	14	(13)	1
Time	2,510	(3,000)	(490)
Total Interest-Bearing Deposits	5,961	(4,019)	1,942

Short-term borrowings	(2,302)	6	(2,296)
Long-term debt	(5)	5	—
Subordinated debt	(81)	—	(81)
Total Interest Expense	3,573	(4,008)	(435)

NET INTEREST INCOME	$6,841	$6,619	$13,460
For the three months ended September 30, 2025, net interest income was $53.6 million compared to net interest income of $40.2 million for the three months ended September 30, 2024. The tax-equivalent net interest margin for the three months ended September 30, 2025 was 3.60% compared to 3.13% for the third quarter of 2024, representing a 47 bp increase compared to the same period in 2024.
The yield on interest-earning assets increased to 5.81% for the quarter ended September 30, 2025 from 5.73% for the quarter ended September 30, 2024. We continue to see increases in interest income on loans and Federal funds sold due to higher balances from prior quarters.
Average investment securities increased $171.4 million and the yield on those investment securities increased 83 bps during the third quarter of 2025 compared to the third quarter of 2024, increasing interest income $1.2 million due to volume, and $1.6 million due to rates. Average loans increased $398.2 million, and the yield on those loans increased 15 bps, contributing $6.2 million and $2.0 million, respectively, to the increase in interest income.
Interest expense decreased $435 thousand during the third quarter of 2025 compared to the third quarter of 2024. The rate of interest-bearing liabilities decreased from 3.30% for the third quarter of 2024 to 2.82% for the third quarter of 2025. The decrease in the rate was primarily a result of a decrease in short-term borrowings, and a decrease in time deposits. Mid Penn continued to offer higher rates over the comparable period to both retain and attract deposits.

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
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$23,694	$476	2.69%	$33,549	$973	3.87%
Investment Securities:
Taxable	624,228	15,381	3.29	536,894	11,183	2.78
Tax-exempt	67,528	1,023	2.03	74,584	1,106	1.98
Total Investment Securities	691,756	16,404	3.17	611,478	12,289	2.68

Federal funds sold	191,156	6,152	4.30	35,311	1,461	5.53
Loans, net of unearned income	4,664,089	215,268	6.17	4,351,253	197,412	6.06
Restricted investment in bank stocks	7,063	330	6.25	16,241	1,136	9.34
Total Interest-earning Assets	5,577,758	238,630	5.72	5,047,832	213,271	5.64

Cash and Due from Banks	46,660			40,416
Other Assets	350,043			301,733
Total Assets	$5,974,461			$5,389,981

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,148,549	$15,371	1.79%	$979,676	$13,652	1.86%
Money market	1,148,107	24,337	2.83	902,104	19,660	2.91
Savings	300,981	188	0.08	280,473	187	0.09
Time	1,701,585	51,980	4.08	1,513,617	51,985	4.59
Total Interest-bearing Deposits	4,299,222	91,876	2.86	3,675,870	85,484	3.11

Short-term borrowings	10,679	376	4.71	242,232	10,066	5.55
Long-term debt	23,416	773	4.41	29,379	1,059	4.81
Subordinated debt	42,686	1,261	3.95	46,122	1,271	3.68
Total Interest-bearing Liabilities	4,376,003	94,286	2.88	3,993,603	97,880	3.27

Noninterest-bearing Demand	806,861			778,421
Other Liabilities	86,147			62,927
Shareholders' Equity	705,450			555,030
Total Liabilities & Shareholders' Equity	$5,974,461			$5,389,981

Net Interest Income		$144,344			$115,391
Taxable Equivalent Adjustment (1)		732			766
Net Interest Income (taxable-equivalent basis)		$145,076			$116,157

Total Yield on Earning Assets			5.72%			5.64%
Rate on Supporting Liabilities			2.88			3.27
Average Interest Spread			2.84			2.37
Net Interest Margin (1)			3.48			3.07
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances
(2)Annualized ratios

MID PENN BANCORP, INC.

The following table summarizes the changes in FTE interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the nine months ended September 30, 2025 in comparison to the same period in 2024:

	Nine Months Ended September 30, 2025 vs. September 30, 2024
(In thousands)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(286)	$(211)	$(497)
Investment Securities:
Taxable	1,817	2,381	4,198
Tax-exempt	(105)	22	(83)
Total Investment Securities	1,712	2,403	4,115

Federal funds sold	6,442	(1,751)	4,691
Loans, net of unearned income	14,180	3,676	17,856
Restricted investment in bank stocks	(641)	(165)	(806)
Total Interest Income	21,407	3,952	25,359

INTEREST EXPENSE:
Interest-Bearing Deposits:
Interest-bearing demand	2,351	(632)	1,719
Money market	5,356	(679)	4,677
Savings	14	(13)	1
Time	6,450	(6,455)	(5)
Total Interest-Bearing Deposits	14,171	(7,779)	6,392

Short-term borrowings	(8,153)	(1,537)	(9,690)
Long-term debt	(215)	(71)	(286)
Subordinated debt	(95)	85	(10)
Total Interest Expense	5,708	(9,302)	(3,594)

NET INTEREST INCOME	$15,699	$13,254	$28,953
For the nine months ended September 30, 2025, net interest income was $144.3 million compared to net interest income of $115.4 million for the nine months ended September 30, 2024. FTE net interest income was $145.1 million for the nine months ended September 30, 2025, an increase of $28.9 million, or 24.9%, compared to the same period in 2024. Mid Penn’s FTE net interest margin for the nine months ended September 30, 2025 was 3.48% compared to 3.07% for the same period in 2024, representing a 41 bp increase, primarily a result of a decrease in short-term borrowings, a decrease in long-term debt, and a decrease in time deposits.
The higher yields and the growth in interest-earning assets contributed $4.0 million and $21.4 million, respectively, to the increase in interest income. The yield on interest-earning assets increased 8 bps to 5.72% for the nine months ended September 30, 2025 compared to 5.64% for the same period of 2024. Average interest-earning assets increased $22.4 million, or 10.5%, during the nine months ended September 30, 2025 compared to the same period of 2024.
Average investment securities increased $80.3 million, or 13.1%, and the yield on those investment securities increased 49 bps during the nine months ended September 30, 2025, contributing $1.7 million and $2.4 million, respectively, to interest income. Average loans increased $312.8 million, and the yield on those loans increased 11 bps contributing $14.2 million and $3.7 million, respectively, to the increase in interest income.

MID PENN BANCORP, INC.

Interest expense decreased $3.6 million during the first nine months of 2025 compared to the same period of 2024. The rate on interest-bearing liabilities decreased from 3.27% for the first nine months of 2024 to 2.88% for the first nine months of 2025. The decrease in the rate was driven by the Bank lowering rates in response to the Federal Reserve interest rate cuts in 2024. The rate on average interest-bearing deposits decreased 39 bps, reducing interest expense by $7.8 million during the nine months ended September 30, 2025 compared to the same period in 2024. In addition, average short-term borrowings decreased to $10.7 million, deducting $9.7 million from interest expense during the nine months ended September 30, 2025 compared to the same period in 2024.
Provision for Credit Losses - Loans
The benefit for credit losses on loans was $187 thousand for the three months ended September 30, 2025 compared to a provision of $621 thousand for the three months ended September 30, 2024. The decrease in provision was primarily driven by lower loan balances as a result of an increase in observed prepayment speeds.
The provision for credit losses on loans was $2.4 million for the nine months ended September 30, 2025 compared to a provision of $1.8 million for the same period in 2024. The increase in provision was primarily driven by a $2.3 million reserve established for non-PCD loans acquired in the William Penn acquisition, partially offset by lower loan balances as a result of an increase in observed prepayment speeds.
Noninterest Income
For the three months ended September 30, 2025, noninterest income totaled $8.2 million, an increase of $3.0 million, or 58.0%, compared to noninterest income of $5.2 million for the three months ended September 30, 2024. The increase is primarily due to a $329 thousand increase in earnings from the cash surrender value of life insurance, a $245 thousand increase in mortgage banking, a $136 thousand increase in fiduciary and wealth management, and a $2.2 million increase in other miscellaneous noninterest income, driven by a $909 thousand increase in loan level swap fees and a $534 thousand increase in recoveries on loans previously acquired in business combinations. These recoveries are recognized in noninterest income rather than a reduction to the allowance for credit losses, consistent with purchase accounting treatment, as expected credit losses on acquired loans were reflected in fair value adjustments at the acquisition date. This increase also includes a $420 thousand gain on the closing of an investment of a reinsurance entity acquired from another institution, and $279 thousand in swap cancellation gains tied to eliminated brokered deposits.
The following table and explanations that follow provide additional analysis of noninterest income:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Variance	% Variance
Fiduciary and wealth management	$1,340	$1,204	$136	11.3%
ATM debit card interchange	1,019	962	57	5.9
Service charges on deposits	647	549	98	17.9
Mortgage banking	1,013	768	245	31.9
Mortgage hedging	50	(1)	51	N/M
Net gain on sales of SBA loans	—	151	(151)	(100.0)
Earnings from cash surrender value of life insurance	605	276	329	119.2
Other	3,509	1,269	2,240	176.5
Total	$8,183	$5,178	$3,005	58.0%
For the nine months ended September 30, 2025, noninterest income totaled $19.6 million, an increase of $3.2 million, or 19.7%, compared to noninterest income of $16.3 million for the nine months ended September 30, 2024. The increase in noninterest income was primarily driven by a $509 thousand increase in earnings from the cash surrender value of life insurance, a $460 thousand increase in mortgage banking, a $421 thousand increase in fiduciary and wealth management, and a $1.7 million increase in other noninterest income, driven by $534 thousand in recoveries on loans previously acquired in business combinations. These recoveries are recognized in noninterest income rather than a reduction to the allowance for credit losses, consistent with purchase accounting treatment, as expected credit losses on acquired loans were reflected in fair value adjustments at the acquisition date. This increase also includes a $420 thousand gain on the closing of an investment of a reinsurance entity acquired from another institution, and $279 thousand in swap cancellation gains tied to eliminated brokered deposits.

MID PENN BANCORP, INC.

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Variance	% Variance
Fiduciary and wealth management	$3,886	$3,465	$421	12.2%
ATM debit card interchange	2,896	2,880	16	0.6
Service charges on deposits	1,861	1,597	264	16.5
Mortgage banking	2,280	1,820	460	25.3
Mortgage hedging	34	(1)	35	N/M
Net gain on sales of SBA loans	120	332	(212)	(63.9)
Earnings from cash surrender value of life insurance	1,370	861	509	59.1
Other	7,118	5,390	1,728	32.1
Total	$19,565	$16,344	$3,221	19.7%

Noninterest Expense
For the three months ended September 30, 2025, noninterest expense totaled $38.0 million, an increase of $8.0 million, or 26.8%, compared to noninterest expense of $30.0 million for the same period in 2024.
Salaries and benefits increased $4.8 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase is attributable to equity-based compensation expense for stock options and restricted stock awards totaling $753 thousand that were recognized during the third quarter of 2025 (future expected compensation expense related to these awards is approximately $2.2 million over the remaining vesting periods) and the retail staff additions at the twelve retail locations added through the William Penn acquisition.
Software licensing and utilization costs increased $944 thousand for the three months ended September 30, 2025 compared to the same period in 2024. The increase reflects additional costs to (i) license the additional William Penn branches; and (ii) upgrades to internal systems, including network storage, cybersecurity, and data security enhancements in response to the Bank's larger size and increased IT complexity.
Occupancy expenses increased $827 thousand for the three months ended September 30, 2025, compared to the same period in 2024. The increase was driven by the facility operating costs of the additional retail locations added through the William Penn acquisition.
The following table and explanations that follow provide additional analysis of noninterest expense:

	Three Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Variance	% Variance
Salaries and employee benefits	$20,941	$16,156	$4,785	29.6%
Software licensing and utilization	3,310	2,366	944	39.9
Occupancy expense, net	2,642	1,815	827	45.6
Equipment expense	1,248	1,206	42	3.5
Shares tax	1,006	824	182	22.1
Legal and professional fees	1,070	1,613	(543)	(33.7)
ATM/card processing	557	606	(49)	(8.1)
Intangible amortization	944	460	484	105.2
FDIC Assessment	422	1,150	(728)	(63.3)
Loss/(gain) on sale of foreclosed assets, net	471	(35)	506	(1445.7)
Merger and acquisition expense	233	109	124	113.8
Other expenses	5,138	3,689	1,449	39.3
Total Noninterest Expense	$37,982	$29,959	$8,023	26.8%

MID PENN BANCORP, INC.

For the nine months ended September 30, 2025, noninterest expense totaled $116.4 million, an increase of $29.7 million, or 34.3%, compared to noninterest expense of $86.7 million for the nine months ended September 30, 2024.
Merger and acquisition expenses increased $11.4 million for the nine months ended September 30, 2025, which includes $11.2 million of merger related expenses related to the William Penn acquisition and $164 thousand related to the Charis Insurance Group acquisition.
Salaries and benefits increased $10.9 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase is attributable to (i) equity-based compensation expense for stock options and restricted stock awards totaling $2.8 million that were recognized in the nine months ended September 30, 2025; (ii) the retail staff additions at the twelve retail locations added through the William Penn acquisition; and (iii) the retention of various William Penn team members through the completion of systems integration, which occurred on June 20, 2025.
Software licensing and utilization costs increased $2.5 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase reflects additional costs to (i) license the additional William Penn branches; and (ii) upgrades to internal systems, including network storage, cybersecurity, and data security enhancements in response to the Bank's larger size and increased IT complexity.
Occupancy expenses increased $1.6 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was driven by the facility operating costs of the additional retail locations added through the William Penn acquisition.

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Variance	% Variance
Salaries and employee benefits	$58,003	$47,151	$10,852	23.0%
Software licensing and utilization	9,156	6,694	2,462	36.8
Occupancy expense, net	7,281	5,658	1,623	28.7
Equipment expense	3,590	3,715	(125)	(3.4)
Shares tax	2,531	1,945	586	30.1
Legal and professional fees	2,889	3,300	(411)	(12.5)
ATM/card processing	1,911	1,650	261	15.8
Intangible amortization	2,116	1,313	803	61.2
FDIC Assessment	2,406	3,327	(921)	(27.7)
Loss on sale of foreclosed assets, net	443	7	436	6228.6
Merger and acquisition expense	11,558	109	11,449	N/M
Other expenses	14,538	11,834	2,704	22.8
Total Noninterest Expense	$116,422	$86,703	$29,719	34.3%

Income Taxes
The provision for income taxes was $6.0 million for the three months ended September 30, 2025 compared to $2.6 million for the same period in 2024. The provision for income taxes was $8.6 million and $7.6 million for the nine months ended September 30, 2025 and 2024, respectively. The provision for income taxes for the nine months ended September 30, 2025 and 2024 reflects a combined Federal and State effective tax rate of 18.9% and 17.4%, respectively. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.

MID PENN BANCORP, INC.

July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes did not have a material impact on the Company’s federal income tax expense or liability for the three and nine month periods ended September 30, 2025. The Company is currently evaluating the impact on future periods.

Financial Condition
Mid Penn’s total assets were $6.3 billion as of September 30, 2025, reflecting an increase of $796.4 million, or 14.6%, compared to total assets of $5.5 billion as of December 31, 2024. The increase was primarily driven by an increase in loans as a result of the William Penn acquisition, an increase in available for sale investment securities, and an increase in Federal funds sold.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. The carrying value of total investment securities as of September 30, 2025 was $781.4 million compared to $642.9 million as of December 31, 2024. Mid Penn does not intend presently to grow the investment portfolio beyond levels necessary to support pledging requirements.

The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost):

	Maturing
(Dollars in thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years
As of September 30, 2025	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
Available for sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$999	3.10%	$14,600	2.38%	$4,343	3.09%	$—	—%
Mortgage-backed U.S. government agencies	—	—	—	—	7,919	3.01	357,704	4.57
State and political subdivision obligations	—	—	—	—	3,124	2.50	654	2.23
Corporate debt securities	969	2.75	9,399	6.08	27,641	5.07	—	—
	$1,968	2.93%	$23,999	3.84%	$43,027	4.30%	$358,358	4.56%
Held to maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$9,096	2.31%	$106,869	1.86%	$117,580	2.09%	$—	—%
Mortgage-backed U.S. government agencies	10	3.99	1,934	2.97	4,029	2.73	27,613	1.96
State and political subdivision obligations	10,647	2.51	33,156	2.39	15,077	2.40	12,637	2.54
Corporate debt securities	2,000	2.25	4,446	4.50	9,000	3.01	—	—
	$21,753	2.40%	$146,405	2.07%	$145,686	2.19%	$40,250	2.14%

MID PENN BANCORP, INC.

Loans, net of unearned income
Total loans, net of unearned income, as of September 30, 2025 were $4.8 billion compared to $4.4 billion as of December 31, 2024. The growth of $378.1 million, or 8.5%, since December 31, 2024 was primarily the result of the addition of loans from the William Penn acquisition of $405.3 million.

	September 30, 2025		December 31, 2024		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,320,394	27.5%	$1,251,010	28.1%	$69,384	5.5%
CRE Owner Occupied	700,019	14.5	624,007	14.0	76,012	12.2
Multifamily	445,412	9.2	412,900	9.3	32,512	7.9
Farmland	224,423	4.7	224,709	5.1	(286)	(0.1)
Total Commercial Real Estate	2,690,248	55.9	2,512,626	56.5	177,622	7.1
Commercial and industrial	724,106	15.0	705,392	15.9	18,714	2.7
Construction
Residential Construction	91,502	1.9	99,399	2.2	(7,897)	(7.9)
Other Construction	290,326	6.0	326,171	7.3	(35,845)	(11.0)
Total Construction	381,828	7.9	425,570	9.5	(43,742)	(10.3)
Residential Mortgage
1-4 Family 1st Lien	430,504	8.9	313,592	7.1	116,912	37.3
1-4 Family Rental	411,653	8.5	336,636	7.6	75,017	22.3
HELOC and Junior Liens	174,953	3.6	140,392	3.2	34,561	24.6
Total Residential Mortgage	1,017,110	21.0	790,620	17.9	226,490	28.6
Consumer	7,842	0.2	8,862	0.2	(1,020)	(11.5)
	$4,821,134	100.0%	$4,443,070	100.0%	$378,064	8.5%

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

MID PENN BANCORP, INC.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value:

(Dollars in thousands)	September 30, 2025			December 31, 2024
Commercial Real Estate	Balance	% of portfolio	Weighted Average LTV (2)	Balance	% of portfolio	Weighted Average LTV (2)
Owner Occupied (1)	$700,019	26.0%	N/A	$624,007	24.8%	N/A
Farmland (1)	224,423	8.3	N/A	224,709	8.9	N/A
Multifamily	445,412	16.6	55.1	412,900	16.4	63.8
Non Owner Occupied
Retail	425,536	15.8	51.6	426,171	17.0	60.3
Office	275,215	10.2	64.6	296,468	11.8	63.2
Industrial	171,670	6.4	49.7	161,683	6.4	53.2
Hospitality	153,520	5.7	45.5	152,060	6.1	51.2
Flex	39,218	1.5	43.8	44,187	1.8	44.2
Mobile Home Park	15,976	0.6	58.4	17,748	0.7	67.7
Health Care	12,898	0.5	60.9	14,511	0.6	55.3
Other Property Types	226,361	8.4	57.4	138,182	5.5	64.1
Total Commercial Real Estate	$2,690,248	100.0%	54.4%	$2,512,626	100.0%	59.9%
(1) LTV not available for Owner Occupied and Farmland properties.
(2) Weighted average Loan to Value is calculated based on estimated current market values of the properties.
Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In Thousands)
As of September 30, 2025	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate
CRE Nonowner Occupied	$135,503	$408,959	$482,913	$293,019	$1,320,394
CRE Owner Occupied	20,855	107,469	312,500	259,195	700,019
Multifamily	121,388	103,931	113,852	106,241	445,412
Farmland	331	9,428	65,027	149,637	224,423
Total Commercial real estate	278,077	629,787	974,292	808,092	2,690,248
Commercial and industrial	25,998	336,282	124,108	237,718	724,106
Construction
Residential Construction	45,782	31,373	14,206	141	91,502
Other Construction	114,627	133,821	25,751	16,127	290,326
Total Construction	160,409	165,194	39,957	16,268	381,828
Residential mortgage
1-4 Family 1st Lien	6,201	31,303	99,232	293,768	430,504
1-4 Family Rental	37,958	30,857	146,405	196,433	411,653
HELOC and Junior Liens	6,229	15,680	41,534	111,510	174,953
Total Residential Mortgage	50,388	77,840	287,171	601,711	1,017,110
Consumer	2,052	1,398	1,474	2,918	7,842
Total loans held in portfolio	$516,924	$1,210,501	$1,427,002	$1,666,707	$4,821,134

MID PENN BANCORP, INC.

Fixed interest rates:
Commercial real estate
CRE Nonowner Occupied	$94,729	$179,594	$62,942	$8,886	$346,151
CRE Owner Occupied	12,859	63,173	32,594	3,152	111,778
Multifamily	68,472	48,193	7,683	—	124,348
Farmland	324	7,394	5,745	—	13,463
Total Commercial real estate	176,384	298,354	108,964	12,038	595,740
Commercial and industrial	4,234	184,446	25,545	9,487	223,712
Construction
Residential Construction	17,422	4,785	—	—	22,207
Other Construction	17,216	23,100	550	860	41,726
Total Construction	34,638	27,885	550	860	63,933
Residential mortgage
1-4 Family 1st Lien	5,989	20,870	74,414	222,118	323,391
1-4 Family Rental	33,496	20,598	14,448	7,964	76,506
HELOC and Junior Liens	1,392	7,407	27,150	3,355	39,304
Total Residential Mortgage	40,877	48,875	116,012	233,437	439,201
Consumer	1,330	1,391	1,321	937	4,979
Total fixed interest rates	$257,463	$560,951	$252,392	$256,759	$1,327,565

Floating interest rates:
Commercial real estate
CRE Nonowner Occupied	$40,774	$229,365	$419,971	$284,133	$974,243
CRE Owner Occupied	7,996	44,296	279,906	256,043	588,241
Multifamily	52,916	55,738	106,169	106,241	321,064
Farmland	7	2,034	59,282	149,637	210,960
Total Commercial real estate	101,693	331,433	865,328	796,054	2,094,508
Commercial and industrial	21,764	151,836	98,563	228,231	500,394
Construction
Residential Construction	28,360	26,588	14,206	141	69,295
Other Construction	97,411	110,721	25,201	15,267	248,600
Total Construction	125,771	137,309	39,407	15,408	317,895
Residential mortgage
1-4 Family 1st Lien	212	10,433	24,818	71,650	107,113
1-4 Family Rental	4,462	10,259	131,957	188,469	335,147
HELOC and Junior Liens	4,837	8,273	14,384	108,155	135,649
Total Residential Mortgage	9,511	28,965	171,159	368,274	577,909
Consumer	722	7	153	1,981	2,863
Total floating interest rates	259,461	649,550	1,174,610	1,409,948	3,493,569
Total fixed and floating interest rates	$516,924	$1,210,501	$1,427,002	$1,666,707	$4,821,134

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

Changes in the ACL-loans are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$37,615	$35,288	$35,514	$34,187

Purchase credit deteriorated loans	—	—	343	—

Loans charged off during period	(131)	(364)	(1,055)	(476)
Recoveries of loans previously charged off	40	17	156	67
Net charge-offs	(91)	(347)	(899)	(409)

(Benefit)/provision for credit losses - loans (1)	(187)	621	2,379	1,784
Balance, end of period	$37,337	$35,562	$37,337	$35,562

Ratio of net charge-offs to average loans outstanding (annualized)	0.008%	0.031%	0.026%	0.013%

Ratio of ACL - loans to net loans at end of period	0.77%	0.80%	0.77%	0.80%
(1) Includes a $2.3 million initial provision related to non-PCD loans from the William Penn acquisition in the second quarter of 2025.

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of September 30, 2025, December 31, 2024, and September 30, 2024.

(Dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Nonperforming Assets:
Total nonaccrual loans	$17,957	$22,610	$17,380

Foreclosed real estate	9,346	44	281
Total nonperforming assets	27,303	22,654	17,661

Accruing loans 90 days or more past due	160	—	1
Total risk elements	$27,463	$22,654	$17,662

Nonaccrual loans as a percentage of total loans outstanding	0.37%	0.51%	0.39%

Nonperforming assets as a percentage of total loans outstanding and foreclosed real estate	0.57%	0.51%	0.40%

Ratio of ACL-loans to nonperforming loans	207.92%	157.07%	204.61%

Total nonperforming assets were $27.3 million at September 30, 2025, an increase compared to nonperforming assets of $22.7 million at December 31, 2024. The increase during the year ended September 30, 2025 was primarily related to the addition of two commercial real estate loans with a combined balance of $8.8 million with respect to which foreclosure proceedings commenced in the second quarter of 2025, offset by payoffs and paydowns in the third quarter of 2025. Delinquency, measured as loans past due 30 days or more, including loans on nonaccrual status, was 0.68% of total loans at September 30, 2025, compared to 0.52% and 0.61% as of December 31, 2024 and September 30, 2024, respectively.

Goodwill

Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible: a triggering event. At September 30, 2025, Mid Penn had goodwill of $136.6 million and Mid Penn's common stock continues to trade below book value, warranting additional analysis. In connection with such analysis, management has reviewed actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others. Management has not noted any factors which would indicate that an additional impairment test is necessary. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of goodwill impairment. Mid Penn's annual impairment test is scheduled to be conducted as of October 31, 2025.
Deposits
Total deposits increased $652.8 million, or 13.9%, from $4.7 billion on December 31, 2024, to $5.3 billion at September 30, 2025. The growth was driven by a $538.3 million increase in interest-bearing accounts, a $77.2 million increase in noninterest-bearing accounts, and a $37.3 million increase in time deposits. These increases were primarily driven by deposits from the William Penn acquisition of $619.8 million.

MID PENN BANCORP, INC.

Average balances and average interest rates applicable to deposits by major classification:

	September 30, 2025		December 31, 2024		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	$	%
Noninterest-bearing demand deposits	$806,861	0.00%	$780,538	0.00%	$26,323	3.37%
Interest-bearing demand deposits	1,148,549	1.79	1,001,813	1.90	146,736	14.65
Money market	1,148,107	2.83	913,311	2.91	234,796	25.71
Savings	300,981	0.08	275,692	0.09	25,289	9.17
Time	1,701,585	4.08	1,541,654	4.57	159,931	10.37
	$5,106,083	2.41%	$4,513,008	2.58%	$593,075	13.14%

As of September 30, 2025, uninsured deposits were approximately $1.0 billion compared to $1.4 billion as of December 31, 2024. The maturities of the uninsured time deposits as of September 30, 2025 were as follows:

(In thousands)	2025
Three months or less	$186,526
Over three months to six months	102,957
Over six months to twelve months	80,132
Over twelve months	16,862
$386,477
Borrowings

Total short-term borrowings decreased $2.0 million, or 100.0%, from December 31, 2024. The decrease in short-term borrowings was driven by our objective to maintain a strong unencumbered liquid assets ratio, ensuring the availability of high-quality liquidity to meet potential near-term obligations. Total long-term borrowings were $23.3 million at September 30, 2025, a decrease of $345 thousand from December 31, 2024.
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

MID PENN BANCORP, INC.

The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the nine months ended September 30, 2025 provided $66.8 million of cash, mainly due to net income. Cash used in investing activities during the nine months ended September 30, 2025 was $105.3 million, mainly the result of net cash received from acquisitions, proceeds from the maturity or call of investment securities and the net increase in loans, offset by purchases of available-for-sale securities. Cash provided by financing activities during the nine months ended September 30, 2025 totaled $14.5 million, primarily the result of an increase in net deposits, offset by common stock dividends paid.
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
Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	September 30, 2025	December 31, 2024	Regulatory Minimum for Capital Adequacy	Fully Phased-In, with Capital Conversation Buffers
Total Risk-Based Capital (to Risk-Weighted Assets)	15.50%	13.98%	10.50%	4.00%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	13.85	12.09	8.50	7.00
Common Equity Tier I (to Risk-Weighted Assets)	13.85	12.09	7.00	8.50
Tier I Leverage Capital (to Average Assets)	10.40	9.98	4.00	10.50
As of September 30, 2025 and December 31, 2024, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action and exceeded the minimum capital requirements under Basel III. However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

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
Shareholders’ equity increased by $141.3 million, or 21.6%, from $655.0 million as of December 31, 2024 to $796.3 million as of September 30, 2025, primarily due to common stock issued to William Penn shareholders in the amount of $99.7 million and year to date earnings of $36.8 million.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased by 100, 200, 300 and 400 bps or decreased by 100, 200, 300, and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At September 30, 2025, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income		Policy Risk Limit
	September 30, 2025	December 31, 2024
400	9.7%	9.0%	≥ -25%
300	7.3%	6.8%	≥ -20%
200	4.9%	4.6%	≥ -15%
100	2.4%	2.4%	≥ -10%
(100)	(2.8)%	(2.3)%	≥ -10%
(200)	(5.5)%	(4.7)%	≥ -15%
(300)	(8.1)%	(7.2)%	≥ -20%
(400)	(9.5)%	(8.2)%	≥ -25%

MID PENN BANCORP, INC.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2025, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There were no changes in Mid Penn’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting during the quarter ended September 30, 2025.

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
ITEM 1A – RISK FACTORS
The section titled Risk Factors in Part I, Item 1A of Mid Penn’s 2024 Annual Report included a discussion of the many risks and uncertainties Mid Penn faces, any one or more of which could have a material adverse effect on its business, results of operations, financial condition (including capital and liquidity), prospects, or the value of or return on an investment in Mid Penn. The information presented below provides an update to, and should be read in conjunction with the risk factors and other information contained in Part I, Item 1A of Mid Penn’s 2024 Annual Report and those added to Mid Penn’s quarterly reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

As a result of Mid Penn entering into the Merger Agreement with 1st Colonial, certain risk factors have been identified:

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include, among other things: (i) approval and adoption of the Merger Agreement by 1st Colonial’s shareholders; (ii) the receipt of required regulatory approvals, including the approval of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Pennsylvania Department of Banking and Securities and the New Jersey Department of Banking and Insurance; and (iii) the absence of any order, injunction or decree prohibiting or making illegal the consummation of the Merger. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (b) performance in all material respects by the other party of its obligations under the Merger Agreement, (c) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (d) the absence of a material adverse effect with respect to the other party since the execution of the Merger Agreement.

These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite 1st Colonial shareholder approval, or Mid Penn or 1st Colonial may elect to terminate the Merger Agreement in certain other circumstances.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger and the Bank Merger may be completed, various approvals, consents and non-objections must be obtained from the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the

MID PENN BANCORP, INC.

Pennsylvania Department of Banking and Securities and the New Jersey Department of Banking and Insurance, and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political, or community group inquiries, investigations, or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations, or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions and that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reducing the anticipated benefits of the Merger if the Merger was consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the Merger. Additionally, the Merger is conditioned on the absence of any order, injunction or decree that enjoins or prohibits consummation of the transactions contemplated by the Merger Agreement.

Failure to complete the Merger could negatively impact Mid Penn.

If the Merger is not completed for any reason, including as a result of 1st Colonial’s shareholders failing to approve and adopt the Merger Agreement, there may be various adverse consequences, and Mid Penn may experience negative reactions from the financial markets and from its customers and employees. For example, Mid Penn’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Also, Mid Penn has devoted significant internal resources to the pursuit of the Merger and the expected benefit of those resource allocations would be lost if the Merger is not completed. Additionally, if the Merger Agreement is terminated, the market price of Mid Penn’s common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed.

Combining Mid Penn and 1st Colonial may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

Mid Penn and 1st Colonial have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Mid Penn’s ability to successfully combine and integrate the businesses of Mid Penn and 1st Colonial in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the Merger. If Mid Penn experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Mid Penn and 1st Colonial during this transition period and for an undetermined period after completion of the Merger on the combined company. An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of Mid Penn following the completion of the Merger, which may adversely affect the value of the common stock of Mid Penn following the completion of the Merger.

The combined company may be unable to retain Mid Penn and/or 1st Colonial personnel successfully after the Merger is completed.

The success of the Merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by Mid Penn or 1st Colonial. It is possible that these employees may decide not to remain with Mid Penn or 1st Colonial, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If Mid Penn and 1st Colonial are unable to retain key employees, including management, who are critical

MID PENN BANCORP, INC.

to the successful integration and future operations of the companies, Mid Penn and 1st Colonial could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the Merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. Mid Penn and 1st Colonial also may not be able to locate or retain suitable replacements for any key employees who leave either company.

Mid Penn has incurred and is expected to incur substantial costs related to the Merger.

Both Mid Penn and 1st Colonial will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, retention, severance, and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by Mid Penn regardless of whether or not the Merger is completed.

Mid Penn or 1st Colonial or both may be subject to claims and litigation pertaining to the Merger that could prevent or delay the completion of the Merger.

Any lawsuits filed in connection with the Merger could prevent or delay completion of the Merger and result in additional costs to Mid Penn and 1st Colonial, including any costs associated with indemnification. The defense or settlement of any lawsuit or claim that may be filed seeking remedies against 1st Colonial, its board of directors or Mid Penn or its board of directors in connection with the Merger that remains unresolved at the effective time of the Merger may adversely affect Mid Penn’s business, financial condition, results of operations and cash flows.

The continuation of the U.S. federal government shutdown could adversely affect the U.S. and global economy and our business, financial condition and results of operations.

Disagreement over the U.S. federal budget has caused the U.S. federal government to shut down in recent weeks, which may continue for an indeterminate period of time. We originate, sell and service loans under various programs sponsored by the U.S. federal government, including the SBA. Any inability to engage in our commercial SBA origination and servicing business would lead to a decrease in our net income. Additionally, an extended period of shutdown of portions of the U.S. federal government could negatively impact the financial performance of certain clients and could negatively impact our clients’ access to certain loan and guaranty programs. Prolonged adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

The other risk factors that could affect Mid Penn’s financial condition or operating results remain unchanged from those previously disclosed in Mid Penn’s 2024 Annual Report and Mid Penn’s quarterly reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025.

MID PENN BANCORP, INC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)None.
(2)None.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar amount of Shares That May Yet Be Purchased
July 1 - July 31, 2025	4,357	$30.22	507,891	$3,048,539
August 1 - August 31, 2025	3,500	27.06	511,391	2,953,829
September 1 - September 30, 2025	—	$—	511,391	$2,953,829
Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through April 30, 2026 by Mid Penn’s Board of Directors on April 23, 2025. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares. During the three months ended September 30, 2025, Mid Penn repurchased 7,857 shares of common stock at an average price of $29.53. As of September 30, 2025, Mid Penn repurchased 511,391 shares of common stock under the Program.

MID PENN BANCORP, INC.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable
ITEM 5 – OTHER INFORMATION
During the three months ended September 30, 2025, none of Mid Penn’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mid Penn’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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
2.2
Agreement and Plan of Merger, dated as of September 24, 2025, by and between 1st Colonial Bancorp, Inc. and Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on September 24, 2025.)

3.1	The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on form 10-Q with the SEC on May 9, 2023.)

3.2	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.)

10.1
Amendment to Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Justin Webb dated August 22, 2025. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2025.)

10.2
Amendment to Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Scott Micklewright dated August 22, 2025. (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2025.)

10.3
Amendment to Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Jordan Space dated August 22, 2025. (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2025.)

10.4
Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Jordan Space dated August 22, 2025. (Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2025.)

10.5
Mid Penn Bank Split Dollar Agreement between Mid Penn Bank and Rory G. Ritrivei dated October 24, 2025. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 24, 2025.)

10.6
Mid Penn Bank 2025 Supplemental Executive Retirement Agreement between Mid Penn Bank and Rory G. Ritrivei dated October 24, 2025 (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on October 24, 2025.)

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	November 6, 2025

By:	/s/ Justin T. Webb
Justin T. Webb Chief Financial Officer (Principal Financial Officer)

Date:	November 6, 2025