Form 10-K
period 2025-12-31
MID PENN BANCORP INC
filed 2026-03-12
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes    ☐    No    ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the closing price of the common equity of $28.20 per share, as reported by The NASDAQ Stock Market LLC ("NASDAQ"), on June. 30, 2025, the last business day of the registrant’s most recently completed second quarter was approximately $604.5 million. As of February 28, 2026, the registrant had 23,176,156 shares of common stock outstanding, par value $1.00 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the Registrant for the 2026 Annual Meeting of Shareholders are incorporated by reference in Part III.
Auditor Firm ID: 49                       Auditor Name: RSM US LLP                        Auditor Location: Philadelphia, PA USA

MID PENN BANCORP, INC.
FORM 10-K

MID PENN BANCORP, INC.
GLOSSARY OF DEFINED ACRONYMS AND TERMS

1st Colonial	1st Colonial Bancorp, Inc.
2023 Plan	2023 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income/(Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Mid Penn Bank
Bank Merger	The merger of 1st Colonial Community Bank with and into the Bank
BOLI	Bank-Owned Life Insurance
bp or bps	basis point(s)
Brunswick	Brunswick Bancorp
Brunswick Acquisition	Merger acquisition of Brunswick
CD	Certificate of Deposit
CECL	Current Expected Credit Losses as defined by FASB ASC Topic 326
CRE	Commercial Real Estate
Cumberland Advisors Acquisition	The merger of Cumberland Advisors with and into a newly formed acquisition subsidiary of Mid Penn
DCF	Discounted Cash Flow
DIF	FDIC’s Deposit Insurance Fund
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation credit scoring model
First Priority	First Priority Financial Corp.
FOMC	Federal Open Market Committee
FTE	Fully taxable-equivalent
HELOC	Home Equity Line of Credit
HFS	Held-for-Sale
HTM	Held-to-Maturity
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross domestic product
LGD	Loss Given Default
LHFI	Loans held-for-investment
LIHTC	Low-Income Housing Tax Credits
Loans	Loans, net of unearned income
Management Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
Merger	The merger of 1st Colonial Community Bank with and into Mid Penn Bank pursuant to the Merger Agreement
Merger Agreement	Agreement and Plan of Merger between Mid Penn and 1st Colonial dated September 24, 2025
Mid Penn or the Corporation	Mid Penn Bancorp, Inc.
NASDAQ	Major stock exchange where the Corporation's shares are traded
NOL	Net operating loss

MID PENN BANCORP, INC.

OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
PCD	Purchased Credit Deteriorated
PCL	Provision for Credit Losses - Loans
PD	Probability of Default
Phoenix	Phoenix Bancorp, Inc.
Public Offering	Underwritten public offering of 2,375,000 shares of the Corporation’s common stock
Riverview	Riverview Financial Corporation
Riverview Acquisition	Merger acquisition of Riverview
SBA	Small Business Administration
Scottdale	Scottdale Bank and Trust Company
SEC	Securities Exchange Commission
SOFR	Secured Overnight Financing Rate
William Penn	William Penn Bancorporation
William Penn Acquisition	Merger acquisition of William Penn
WSJP	Wall Street Journal Prime

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
In addition to Mid Penn Bank, Mid Penn maintains six wholly-owned nonbank subsidiaries: MPB Financial Services, LLC, that serves as the mid-tier holding company for MPB Risk Services, LLC, a licensed insurance producer, MPB Acquisition Sub I, LLC, which was formed in connection with the acquisition of Cumberland Advisors, LLC. See "Subsequent Events" for additional information; MPB Wealth Management, LLC, which ceased operating during the first quarter of 2024; MPB Launchpad Fund I, LLC, which was formed to hold certain financial holding company eligible investments; and MPB Realty Holding, LLC, which was formed for purposes of holding certain assets acquired for debts previously contracted. As of December 31, 2025, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. Mid Penn’s primary business is to supervise and coordinate the business of the Bank and its nonbank subsidiaries, and to provide them with the capital and resources to fulfill their respective missions.
Mid Penn’s consolidated financial condition and results of operations consist almost entirely of that of the Bank, which is managed as a single business segment. As of December 31, 2025, Mid Penn had total consolidated assets of $6.1 billion with total deposits of $5.2 billion and total shareholders’ equity of $814.1 million. As of December 31, 2025, the holding company and its nonbank subsidiaries owned $7.8 million of foreclosed real estate and did not own or lease any other real property. The Bank owns or leases the banking offices as identified in Part I, Item 2.
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
On July 31, 2024, Mid Penn acquired the insurance business and related accounts of, Commonwealth Benefits Group, a full-service employee benefits firm that served mid to large employers across central and eastern Pennsylvania, northern Maryland, and northern Virginia, for a purchase price of $2.0 million at closing and an additional $800 thousand potentially payable pursuant to a three-year earnout.
On April 30, 2025, Mid Penn completed its acquisition of William Penn Bancorporation through the merger of William Penn with and into Mid Penn. In connection with this acquisition, William Penn Bank, a wholly-owned subsidiary of William Penn, merged with and into Mid Penn Bank, a wholly-owned subsidiary of Mid Penn. This transaction included the acquisition of 12 branches, further expanding Mid Penn's presence in the Philadelphia region and surrounding counties in Pennsylvania and New Jersey. The merger was an all-stock transaction valued at approximately $103.2 million, based on the Mid Penn common stock closing price of $29.05 on April 30, 2025. Each share of William Penn common stock issued and outstanding as of April 30, 2025, was converted into 0.426 shares of Mid Penn common stock. As a result of the acquisition, Mid Penn issued 3,506,795 shares of Mid Penn common stock.
On May 12, 2025, Mid Penn acquired the insurance business and related accounts of Charis Insurance Group, Inc., which provides business, home and auto insurance throughout central and southern Pennsylvania, for a cash purchase price of $4.0 million.
On September 24, 2025, Mid Penn entered into a Merger Agreement with 1st Colonial in a cash and stock deal valued at nearly $101 million. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, 1st Colonial will merge with and into Mid Penn, with Mid Penn surviving the Merger. Promptly following the Merger, 1st Colonial's wholly owned bank subsidiary, 1st Colonial Community Bank, will merge with and into the Bank.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of 1st Colonial's common stock, par value $0.0 per share, issued and outstanding immediately prior to the effective time of the Merger, other than certain shares held by Mid Penn, will be converted into the right to receive, at the election of the holder of such shares of 1st Colonial common stock, and subject to adjustment and proration as described in the Merger Agreement, either (a) 0.6945 of a share of Mid Penn common stock and cash in lieu of fractional shares or (b) $18.50 in cash. The acquisition was completed subsequent to year end. See "Subsequent Events" for additional information.
On September 25, 2025, Mid Penn entered into an agreement to acquire Cumberland Advisors, Inc. for a purchase price at closing of $5.5 million. Seventy percent of the purchase price was paid in Mid Penn common stock and the balance in cash. The agreement provides for the potential cash payment by Mid Penn of up to an additional $1.0 million pursuant to an earn-out, and the issuance of approximately 300,000 stock appreciation rights having a maximum aggregate value of $1.2 million. Cumberland Advisors, a registered investment advisory firm, recorded a year-to-date annualized revenue of $9.0 million as of the quarter ended June 30, 2025, and brings approximately $3.2 billion of new assets under management to the combined company. The acquisition was completed subsequent to year end. See "Subsequent Events" for additional information.
Additional information related to the recent acquisitions can be found in "Note 2 - Business Combinations", to the Consolidated Financial Statements contained in Part II, Item 8 of this report.
As of December 31, 2025, the Bank operates 51 full-service retail banking locations throughout central and southeastern Pennsylvania and 8 full-service retail banking locations in central and southern New Jersey.
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

MID PENN BANCORP, INC.
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
Business Strategy
The Bank provides services to commercial businesses and real estate investors, consumers, nonprofit organizations, and municipalities through its 59 full-service retail banking properties, and 13 administrative properties, primarily based in Pennsylvania. Mid Penn’s primary markets reflect a diversified manufacturing and services base across nineteen Pennsylvania counties and five counties in New Jersey, including having several offices in and around the state capital region of Harrisburg. The Bank emphasizes developing long-term customer relationships, maintaining high quality service, and providing prompt responses to customer needs. Mid Penn believes that local relationship building and its prudent approach to lending are important factors in the success and growth of Mid Penn.
Human Capital
The majority of employees of the Corporation are employed by the Bank, with a shared services agreement to support the operation of the holding company. As of December 31, 2025, the Bank had 705 full-time and 18 part-time employees. Additionally, Mid Penn’s nonbank subsidiaries employed 16 full-time employees and 1 part-time employee as of December 31, 2025. The Corporation and its employees are not subject to a collective bargaining agreement and the Corporation believes it enjoys good relations with its employees.
Inclusion & Belonging
The Corporation believes that an inclusive workforce fosters a culture and environment where everyone can thrive and be successful. As of December 31, 2025, approximately 65% of our workforce is female. Bank leadership has seen the benefits of Employee Resource Groups ("ERG") within our organization. In 2022, Mid Penn formalized committee members on our Women’s Leadership Network and our Culture Committees. Throughout 2025, the entire organization has benefited from the contributions of these groups, even expanding the groups to include a Young Professionals group. Each group allows employees to come together based on shared characteristics to address common challenges and to drive positive impact within the workforce. We have found that our Women’s Leadership Network has provided a sense of belonging and camaraderie for our primarily female workforce. The Women’s Leadership group has expanded its reach by creating a subgroup called MPB Moms. This group serves as a community for mothers to connect, share like experiences and offer support to each other as they balance their personal and professional lives. Our Culture Committee has focused on contributing to a positive organizational culture by fostering open communication, collaboration, and a sense of community; this sense of community is important to Mid Penn as we continue to expand geographically. The Culture Committee also supports wellness initiatives by creating programs, and resources to encourage physical, mental, and emotional wellness. The Culture Committee aims to support healthy work-life balance, understand and better utilize our benefit programs, and foster a positive, wellness-oriented workplace culture. Our Young Professionals group connects early-career employees to build connections, develop skills, and feel engaged while creating a pipeline of future leaders in the Company. We have found that employees who belong to any of our ERGs are more engaged, are developing leadership skills, and are gaining new experiences through volunteer and networking opportunities.
Education and Development
We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion within the organization. The education and development of our employees is a priority, and we continue to invest in tools, education programs, certifications, and continuing education to help our employees build their knowledge, skills and experience. Through Mid Penn University, we provide in-house training to employees on a variety of topics, including leadership and professional development, cybersecurity, risk, compliance, and emerging technologies.
Benefits
On an ongoing basis, we promote the health and wellness of our employees by strongly encouraging work-life balance. Our benefits package includes health care coverage, retirement benefits, life and disability insurance, tuition-reimbursement, parental leave, wellness programs, and paid time off.

MID PENN BANCORP, INC.
Retention
Employee retention helps us operate efficiently and offers continuity to our customers and the community. We believe our concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages, and providing valuable benefits aids in the retention of our employees.
Community Involvement
The Bank is dedicated to supporting charitable community organizations through corporate donations, employee volunteerism and fundraising. In 2025, our employees demonstrated their commitment to our communities by personally giving more than $69 thousand to charitable organizations within Mid Penn’s footprint through our Dress Down Friday program.
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
Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank and must obtain appropriate internal approvals for credit extensions. The Bank also maintains strict documentation requirements and robust credit quality assurance practices to identify credit portfolio weaknesses as early as possible, so any exposures that are discovered might be mitigated or potential losses reduced. The Bank generally secures its loans with real estate, with such collateral values dependent and subject to change based on real estate market conditions within its market area. As of December 31, 2025, the Bank’s highest concentration of credit is in commercial real estate.
Investment Activities
Mid Penn’s securities portfolio is a source for both liquidity and interest earnings and serves to support pledging requirements on public funds deposits through investments in primarily higher-quality, fixed-income debt securities. Mid Penn does not have any significant non-governmental concentrations within its investment securities portfolio.
Mid Penn maintains both a held-to-maturity investment portfolio and an available-for-sale investment portfolio. Both portfolios are comprised primarily of lower-risk debt securities, including U.S. Treasury and U.S. government agencies, mortgage-backed U.S. government agencies, investment-grade municipal securities, and corporate bonds. The held-to-maturity portfolio was established to support the Bank’s growth in public fund deposits, which may require pledging of investment securities. The investments in the held-to-maturity portfolio are recorded on the balance sheet at book value (amortized cost), while the available-for-sale securities are recorded on the balance sheet at fair value. These debt securities derive fair values relative to investments of the same type and credit profile with similar maturity dates. As the interest rate environment changes, Mid Penn’s fair value of securities will change. This difference between the amortized cost and fair value of available-for-sale investment securities, or unrealized loss, amounted to $10.2 million as of December 31, 2025. On an after-tax basis, this unrealized loss on available-for-sale securities resulted in a decrease to shareholders’ equity, through the accumulated other comprehensive loss component, of $11.9 million. As of December 31, 2025, there was no allowance for credit losses on either the held-to-maturity or available-for-sale investment portfolios. The majority of the investments are high quality United States and municipal securities that, if held to maturity, are expected to result in no realized loss to the Bank.
Deposits and Other Sources of Funds
The Bank primarily uses deposits and, to a lesser extent, wholesale borrowings to finance lending and investment activities. Wholesale borrowing sources include advances from the Federal Home Loan Bank of Pittsburgh, overnight borrowings from the Bank’s other correspondent banking relationships, and advances from the Federal Reserve’s Discount Window.

MID PENN BANCORP, INC.
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
Supervision and Regulation
General
Financial holding companies and banks are extensively regulated under both federal and state laws. The regulation and supervision of the Corporation and particularly the Bank are primarily focused on the protection of depositors, the DIF, and the monetary system, and do not prioritize shareholder interests. Enforcement actions that may be imposed by federal and state banking regulators include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties, and removal and prohibition orders. If a banking regulator takes any enforcement action, the value of an equity investment in Mid Penn could be substantially reduced or eliminated. As of December 31, 2025, the Corporation was not subject to any supervisory enforcement actions.
Federal and state banking laws contain numerous provisions affecting various aspects of the business and operations of Mid Penn and the Bank. Mid Penn is subject to, among others, the regulations of the SEC and the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Bank is subject to, among others, the regulations of the Pennsylvania Department of Banking and Securities and the FDIC. The descriptions below of, and references to, applicable statutes and regulations are not intended to be complete lists or reflective of all applicable provisions or their effects on the Corporation. They are summaries of the more significant laws and regulations and are qualified in their entirety by reference to the complete provisions of such statutes and regulations.
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
In December 2019, Mid Penn made the election to be treated as a financial holding company as its subsidiary bank was well-capitalized under the FDIC Improvement Act’s prompt corrective action provisions, the holding company and Bank were deemed by the regulators to be well managed, and the Bank had at least a satisfactory rating under the Community Reinvestment Act. The required filing supporting this election was a declaration that the bank holding company wished to become a financial holding company and met all applicable requirements. Mid Penn made the election given the Corporation’s growth and the intended broadening spectrum of financial product and service offerings to potentially include, but not be limited to, insurance and wealth management services.
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
Capital Requirements, Prompt Corrective Action and Basel III Capital Reforms
Under risk-based capital requirements for financial or bank holding companies, Mid Penn is required to maintain a minimum ratio of Total Capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of 10.5%. At least half of the Total Capital is to be composed of common equity, retained earnings and

MID PENN BANCORP, INC.
qualifying perpetual preferred stock, less goodwill ("Tier 1 Capital"). The remainder may consist of subordinated debt, non-qualifying preferred stock, and a limited amount of the loan loss allowance ("Tier 2 Capital"). Combined, the Tier 1 Capital and Tier 2 Capital comprise regulatory "Total Capital". As of December 31, 2025, Mid Penn complied with these risk-based capital requirements.
In addition, the Federal Reserve has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average quarterly assets ("leverage ratio") equal to 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4-5%. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. As of December 31, 2025, Mid Penn has met these leverage requirements, and the Federal Reserve has not advised Mid Penn of any specific minimum Tier 1 leverage ratio requirement.
The Bank is subject to similar capital requirements adopted by the FDIC, and as of December 31, 2025, the Bank’s capital levels were sufficient to be considered "well-capitalized". The FDIC has not advised the Bank of any specific minimum leverage ratios.
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

MID PENN BANCORP, INC.
Mid Penn and the Bank are subject to the Basel III Rules that are based upon the final framework of the Basel Committee for strengthening capital and liquidity regulation. Under the Basel III Rules, Mid Penn and the Bank apply the standardized approach in measuring risk-weighted assets ("RWA") and regulatory capital.
Under the Basel III Rules, Mid Penn and the Bank are subject to the following minimum capital ratios:
•Common Equity Tier 1 Capital ("CET1") to risk-weighted assets of 4.5%
•Tier 1 Capital to RWA of 6.0%
•Total Capital to RWA of 8.0%
•Leverage ratio of 4.0%
The Basel III Rules also included a "capital conservation buffer" of 2.5%, composed entirely of CET1, in addition to the minimum capital to RWA ratios outlined above, resulting in effective minimum common equity Tier 1, Tier 1 and Total Capital ratios of 7.0%, 8.5% and 10.5%, respectively. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a capital ratio above the minimum, but below the conservation buffer, will face restrictions on dividends, equity repurchases, and executive compensation based on the amount of the shortfall and the institution's "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income). As of December 31, 2025, the Corporation and the Bank exceeded the minimum capital requirements, including the capital conservation buffer, as prescribed in the Basel III Rules.
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
In addition, the agencies adopted regulations that authorize an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution is not satisfying certain safety and soundness standards and fails to submit to the banking regulatory agency an acceptable compliance plan or fails to implement an accepted plan, the agency may issue an order directing action to correct the deficiency and may issue an order directing other actions be taken, including restricting asset growth, restricting interest rates paid on deposits, restricting dividend payments to shareholders, and requiring an increase in the institution’s ratio of

MID PENN BANCORP, INC.
tangible equity to assets. For the periods reported in this Form 10-K and in the period subsequent to December 31, 2025, up to the date of the filing of this Form 10-K, Mid Penn was not subject to any such bank regulatory orders.
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
Mid Penn's underwriting process for CRE loans includes analysis of the financial position and strength of both the borrower and, if applicable, guarantor, experience with similar projects in the past, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral, availability of permanent financing, maximum loan-to-value ratios, minimum equity requirements, acceptable amortization periods and minimum debt service coverage requirements, based on property type. The borrower’s financial strength and capacity to repay their obligations remain the primary focus of underwriting. Financial strength is evaluated based upon analytical tools that consider historical and projected cash flows and performance, in addition to analysis of the proposed project for income-producing properties. Additional support offered by guarantors is also considered when applicable.
CRE loans increased 8.7% from December 31, 2024 to December 31, 2025. CRE loans were the largest driver of the $419.8 million growth in the total loan portfolio. As of December 31, 2025, nonowner occupied CRE loan exposure represents 28.0% of total loan balances and is primarily comprised of retail, office, and industrial properties.
Payment of Dividends and Other Restrictions
Mid Penn’s holding company is a legal entity separate and distinct from its wholly-owned Bank subsidiary. There are various legal and regulatory limitations on the extent to which the Bank can, among other things, finance, or otherwise supply funds to the holding company. Specifically, dividends from the Bank are the principal source of the holding company’s cash funds, and there are certain legal restrictions under Pennsylvania law and Pennsylvania banking regulations on the payment of dividends by state-chartered banks. The relevant regulatory agencies also have authority to prohibit Mid Penn and the Bank from engaging in what, in the opinion of such regulatory body, constitutes an unsafe or unsound banking practice. Depending upon the financial condition of the holding company and the Bank, the payment of dividends could be deemed by a regulatory agency to constitute such an unsafe or unsound practice. The holding company and the Bank were not subject to any such dividend prohibitions during the years ended December 31, 2025, 2024, and 2023.

MID PENN BANCORP, INC.
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

MID PENN BANCORP, INC.
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

MID PENN BANCORP, INC.
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
Mid Penn’s earnings and cash flows are largely dependent upon the Bank’s net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities, and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Mid Penn’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest income the Bank receives on loans and securities and the amount of interest expense it pays on deposits and borrowings, but such changes could also affect (i) the Bank’s ability to originate loans and obtain deposits, (ii) the fair value of financial assets and liabilities, and (iii) the average duration of mortgage-backed securities in the Bank’s investment portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Mid Penn’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and investments fall more quickly than the interest rates paid on deposits and borrowings. Mid Penn may be subject to greater interest rate risk in the current environment of elevated interest rates and high inflation. In recent years, the Federal Reserve has raised and lowered interest rates in response to changing economic conditions, including inflation trends and labor market dynamics. The risk that interest rates may remain volatile is pronounced.
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
Mid Penn is subject to credit risk.
As of December 31, 2025, approximately 79% of the Bank’s loan portfolio consisted of commercial real estate, commercial and industrial, and construction loans. These types of loans are generally viewed as having more risk of default than residential real estate loans or secured consumer loans. Commercial loans are also typically larger than residential real estate loans and consumer loans. Because the loan portfolio contains a significant number of commercial and industrial loans, and construction and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. In addition, Mid Penn’s credit risk may be exacerbated when the collateral held by Mid Penn cannot be readily realized or liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to Mid Penn. An increase in non-performing loans or collateral value deficiencies could result in a net loss of earnings from these loans, an increase in the provision for credit losses on loans and an increase in loan charge-offs, all of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.

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

MID PENN BANCORP, INC.
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
Acts of terrorism, natural disasters, global climate change, public health events, global conflicts, and geopolitical tensions may have a negative impact on our business and operations. Such events whether occurring domestically or internationally, could disrupt or delay the normal operations of our business and our facilities, including our communications and technology systems, cause harm to or impose travel limitations on our employees, and adversely affect our clients, suppliers, third-party vendors and counterparties. These events may also negatively impact capital markets activity, asset values, economic activity in the United States or abroad, or financial market functioning. In addition, these or similar events could slow economic growth, which could have an adverse effect on our business, financial condition, and results of operations, and may impact us in ways that we are unable to predict.

MID PENN BANCORP, INC.
If Mid Penn’s information systems are interrupted or sustain a breach in security, those events may negatively affect Mid Penn’s financial performance and reputation.
In conducting its business, Mid Penn relies heavily on its information systems. Maintaining and protecting those systems and data is difficult and expensive, as is dealing with any failure, interruption, or breach in security of these systems, whether due to acts or omissions by Mid Penn or by a third party, and whether intentional or not. Any such failure, interruption, or breach could result in failures or disruptions in Mid Penn’s customer relationship management, general ledger, deposit, loan, and other systems. A breach of Mid Penn’s information security, or those of its third-party service providers may result from fraudulent activity committed against Mid Penn or its clients, resulting in financial loss to Mid Penn or its clients, or privacy breaches against Mid Penn’s clients. Such fraudulent activity may consist of check fraud, electronic fraud, wire fraud, "phishing", social engineering, identity theft, or other deceptive acts. The policies, procedures, and technical safeguards put in place by Mid Penn to prevent or limit the effect of any failure, interruption, or security breach of its information systems and data may be insufficient to prevent or remedy the effects of any such occurrences. The occurrence of any failures, interruptions, or security breaches of Mid Penn’s information systems and data could damage Mid Penn’s reputation, cause Mid Penn to incur additional expenses, result in online services or other businesses becoming inoperable, subject Mid Penn to regulatory sanctions or additional regulatory scrutiny, or expose Mid Penn to civil litigation and possible financial liability, any of which could have a material adverse effect on Mid Penn’s financial condition and results of operations.
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

MID PENN BANCORP, INC.
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

MID PENN BANCORP, INC.
providers and other vendors to increase the prices they charge to Mid Penn and negatively affect Mid Penn’s expenses and financial results.
The soundness of other financial institutions may adversely affect Mid Penn.
Financial services institutions are highly interconnected through trading, clearing, payment systems, counterparty, or other relationships. As a result, Mid Penn is exposed to credit, liquidity, and operational risks arising from the financial condition of other institutions, including commercial banks, brokers and dealers, investment banks, and institutional clients. A default, failure or financial distress of any such counterparty could result in losses or disruptions that could have a material adverse effect on Mid Penn’s financial condition and results of operations.
Periods of stress or instability in the banking system and broader financial markets may reduce confidence in financial institutions, increase market volatility, and adversely affect access to liquidity, funding sources, and capital markets. While Mid Penn did not have any direct exposure to banks that failed or were resolved in an FDIC-assisted transaction in 2023, similar events in the future, whether involving banks, non-bank financial institutions, or market infrastructure participants, could negatively impact our ability to access cash, cash equivalents or investments, or otherwise adversely affect our business and financial condition.
Volatility in financial markets and the economy may have materially adverse effects on our liquidity and financial condition.
Financial markets and the broader economy may experience periods of heightened volatility, stress, or disruption due to a variety of factors, including, changes in interest rates, inflation, monetary policy, economic growth, geopolitical events, public health events, or instability in the banking or financial services sector.. Adverse market and economic conditions may exert downward pressure on equity and debt securities prices, reduce liquidity in capital and credit markets, and adversely affect the availability and cost of funding and credit for financial institutions, including Mid Penn.
If such conditions persist or worsen, there can be no assurance that Mid Penn will not experience adverse effects, which could materially affect our liquidity, financial condition, results of operations and profitability.
Mid Penn’s banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect its earnings.
Stress or instability in the banking system may increase the costs of the Deposit Insurance Fund ("DIF") and result in higher FDIC insurance premiums or the imposition of special assessments on insured depository institutions. The FDIC has authority to adjust assessment rates and impose special assessments to maintain the adequacy of the DIF, and Mid Penn generally has limited ability to control the amount of premiums or assessments that its banking subsidiary may be required to pay. Although Mid Penn has not been subject to additional special assessments as of December 31, 2025, any future increases in FDIC insurance premiums or the imposition of special assessments could adversely affect our earnings, financial condition, and results of operations.
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
As of December 31, 2025, Mid Penn has completed five whole bank merger acquisitions (The Scottdale Bank & Trust Company and First Priority Financial Corp. in 2018, Riverview Financial Corporation on November 30, 2021, Brunswick on May 19, 2023, William Penn on April 30, 2025), as well as three nonbank acquisitions. On January 1, 2026 and February 27, 2026, Mid Penn completed the Cumberland Advisors Acquisition and 1st Colonial Acquisition, marking Mid Penn's fourth non-bank acquisition and sixth whole bank merger acquisition.
Generally, Mid Penn must receive federal and state regulatory approval before it can acquire a bank or bank holding company. In determining whether to approve a proposed bank acquisition, bank regulators will consider, among other factors, the effect of the acquisition on competition and future prospects. Regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. Growth by acquisition involves substantial risks, as the ultimate success of such acquisitions may depend on, among other things, the ability to realize anticipated cost savings and effectively integrate the acquired companies in a manner that does not result in decreased revenues. Excessive acquisition costs, conversion costs and the disruption of existing customer relationships in both the acquired companies and legacy markets may occur. If we are not able to successfully achieve the financial efficiencies or integration and growth objectives of acquisitions, the anticipated benefits of an acquisition may not be realized fully, or at all, or may take longer to realize than planned.
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
We intend to pursue a growth plan consistent with our prior business strategy, including growth by acquisition, as well as leveraging our existing branch network or adding new branch locations or offices and personnel in current and adjacent markets we choose to serve. Our recent bank and nonbank acquisitions are reflective of our growth strategy.
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

As of December 31, 2025, we had $136.6 million of goodwill and $14.7 million of other intangible assets. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate our taking charges in the future related to the impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment. If we were to conclude that a future write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any such charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.
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
Risks Related to the 1st Colonial Merger
We expect to continue to incur substantial costs related to the Merger.
We have incurred substantial costs in connection with the Merger and subsequent integration of the processes, policies, procedures, operations, and technologies and systems, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While we have attempted to accurately forecast these costs, factors that are beyond our control or that we have failed to accurately estimate could result in us incurring future charges in excess of our current estimates. These charges could be material and could materially adversely affect our future earnings.
The integration of Mid Penn and 1st Colonial may be more difficult, costly or time consuming than expected and Mid Penn may fail to realize the anticipated benefits of the Merger.
The success of the Merger will depend, in part, on the ability to realize the anticipated growth opportunities and cost savings from combining the businesses of Mid Penn and 1st Colonial. To realize the anticipated benefits and cost savings from the Merger, we must successfully integrate and combine the businesses of Mid Penn and 1st Colonial in a manner that permits those cost savings to be realized. If we are not able to successfully achieve these objectives, or if we have failed to accurately estimate the anticipated benefits of the merger, the anticipated benefits may not be realized fully or at all, they may take longer to realize than expected, and we may incur additional unforeseen expenses.

MID PENN BANCORP, INC.
The integration process could result in the loss of key employees, diversion of management attention and resources, the disruption of the combined company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees.
Our future results may suffer if we do not effectively manage our expanded operations.
As a result of the merger, the size, scope, and complexity of our business has increased significantly beyond that of either Mid Penn's of 1st Colonial's business prior to the Merger. Our future success will depend, in part, upon our ability to manage and achieve the benefits we have anticipated will be associated with this expanded business, challenges, including challenges related to the management and monitoring of new operations, and the associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, growth opportunities, revenue enhancements or other benefits currently anticipated.
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

MID PENN BANCORP, INC.
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
None.

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
Mid Penn did not experience a material incident to our computer systems or networks in 2025.
Mid Penn's Information Technology and Security management team is responsible for implementing and executing the company's cybersecurity strategy on a day-to-day basis. This team of cybersecurity experts specializes in managing risks for financial services providers. The Chief Information and Technology Officer has over 20 years of experience and is accompanied by the Director of Information Security with more than 10 years of experience in the field. With more than 15 years of experience in information technology and network security, the Information Technology Operations Manager is highly skilled in network security and risk mitigation. Information Technology and Security management hold a monthly meeting to assess the organization's cybersecurity position and distributes information to the Board of Directors.
The Board of Directors oversees the risk management process, while executive leadership implements risk mitigation and cybersecurity strategies. The company's cybersecurity strategy is actively overseen and guided by the Board of Directors through a quarterly subcommittee meeting with the full Board engaged annually. Executive management provides cybersecurity and risk management updates to the Board through the Management Risk Committee and the Technology Steering Committee. Information Technology knowledge is considered a core competency by eight of eleven Board members. They guide the full Board in setting cybersecurity objectives, approving policies, and allocating resources.

MID PENN BANCORP, INC.
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
ITEM 2. PROPERTIES
The Bank owns a building in Harrisburg, Pennsylvania, located at 2407 Park Drive, which serves as the Corporation’s headquarters. The Bank also owns a building in Millersburg, Pennsylvania, located at 349 Union Street, which serves as the Bank’s headquarters. Additionally, the Bank owns one building in Halifax, Pennsylvania that serves as an operational support facility, one building in Harrisburg, Pennsylvania that serves as corporate administrative and operational support offices, and one administrative building in Woodglen, Pennsylvania. Administrative space is also leased in Bristol, Chambersburg, Clearfield, Conshohocken, Lancaster, Lititz, Malvern, and Palmyra Pennsylvania. The bank also owns a vacant parcel of land adjacent to the Corporation's headquarters that is held for future development. As of December 31, 2025, the Bank’s retail office network was comprised of 59 full-service retail locations. The Bank owned 31 of those locations and leased 28 locations.
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
Not Applicable.

MID PENN BANCORP, INC.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Corporation’s common stock is traded on NASDAQ under the symbol MPB.
Transfer Agent: Computershare, Attn: Shareholder Services, P.O. Box 30170, College Station, TX 77842-3170. Phone: 1-800-368-5948.
Number of Shareholders: As of March 12, 2026, there were approximately 5,400 shareholders of record of Mid Penn’s common stock.
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
Annual Meeting: The Annual Meeting of the Shareholders of Mid Penn is expected to be held virtually at 10:00 a.m. on Tuesday, May 12, 2026.
Accounting, Auditing and Internal Control Complaints: Information on how to report a complaint regarding accounting, internal accounting controls or auditing matters is available at Mid Penn's website: www.midpennbank.com
Purchases of Equity Securities by the Issuer and Affiliated Purchasers: In 2020, Mid Penn announced the adoption of a treasury stock repurchase program ("Repurchase Program") authorizing the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. The Repurchase Program was extended through April 30, 2026 by Mid Penn’s Board of Directors on April 23, 2025. Under the Repurchase Program, Mid Penn may conduct repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase.
The Repurchase Program may be modified, suspended or terminated at any time, in Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Repurchase Program does not obligate Mid Penn to repurchase any shares.
During the year ended December 31, 2025, Mid Penn repurchased 79,169 shares of common stock at an average price of $28.50 per share. As of December 31, 2025, Mid Penn had repurchased 519,891 shares of common stock at an average price of $23.65 per share under the Program. The Repurchase Program had approximately $2.7 million remaining available for repurchase as of December 31, 2025.

MID PENN BANCORP, INC.
The following table presents information regarding purchases of the Corporation's common stock for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar amount of Shares That May Yet Be Purchased
October 1 - October 31, 2025	500	28.38	511,891	2,934,006
November 1 - November 30, 2025	8,000	28.95	519,891	2,702,406
December 1 - December 31, 2025	—	—	519,891	2,702,406
Securities Authorized for Issuance under Equity Compensation Plans: Information regarding the Corporation’s equity compensation plans is included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Stock Performance Graph
As of December 31, 2025, to better align with the Corporation's direct competitors, the Corporation has chosen to change the composition of its peer group for the performance graph below. The total shareholder return is based on a $100 investment on December 31, 2020.

Total Shareholder's Returns | 5 Year Return
200
175
150
125
100
75
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Mid Penn Bancorp, Inc.
Current Peers (1)
Prior Peers (2)
KBW NASDAQ Bank Index Return

Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Mid Penn Bancorp, Inc.	100.00	149.57	145.18	121.91	149.63	165.57
Current Peers (1)	100.00	144.64	139.62	136.95	156.77	167.10
Prior Peers (2)	100.00	143.01	137.96	137.11	157.58	172.51
KBW NASDAQ Bank Index Return	100.00	135.05	103.01	98.07	130.19	167.69
(1) Current Peers includes BHRB, CARE, CBNK, CCNE, CNOB, FCF, FISI, FRBA, FRST, NBTB, OCFC, ORRF, PFIS, PGC, SHBI, STBA, TMP, and UVSP
(2) Prior Peers includes AROW, CCNE, CHMG, CNOB, CZFS, CZNC, FCF, FFIC, FISI, FRBA, LNKB, ORRF, PFIS, PGC, SHBI, STBA, TMP, UNTY and UVSP; Excludes FFIC, FLIC, and LNKB due to pending or closed mergers
Note: Peer group returns reflect average total return of respective peer group

MID PENN BANCORP, INC.
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
The comparability of the results of operations for the year ended 2025 compared to 2024 and 2023, in general, has been materially impacted by the William Penn Acquisition, which closed on April 30, 2025.
Mid Penn is not aware of any current trends, events, uncertainties or any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on Mid Penn’s or the Bank’s liquidity, capital resources, or operations.
Executive Overview
Mid Penn is a financial holding company incorporated in August 1991 in the Commonwealth of Pennsylvania.
Mid Penn generates the majority of its revenues through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is fully taxable-equivalent basis ("FTE") net interest income as a percentage of average interest-earning assets. The Corporation also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses, noninterest expenses and income taxes.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table presents a summary of the Corporation's earnings and selected performance ratios:

	December 31,
(Dollars in thousands)	2025	2024	2023
Net Income	$56,248	$49,437	$37,397
Diluted EPS	$2.55	$2.90	$2.29
Dividends Declared	$0.84	$0.80	$0.80
Return on average assets	0.93%	0.91%	0.77%
Return on average equity	7.70%	8.61%	7.16%
Net interest margin (1)	3.56%	3.11%	3.26%
Nonperforming assets to total assets	0.50%	0.41%	0.27%
Net charge-off to average loans	0.029%	0.019%	0.009%
(1)    Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income"
On April 30, 2025, Mid Penn completed the William Penn Acquisition, which added total assets of $726.5 million, including $405.3 million of loans and included the acquisition of 12 branches, further expanding Mid Penn's presence in the Philadelphia region and surrounding counties in Pennsylvania and New Jersey. Mid Penn issued 3,506,795 shares of Mid Penn common stock as consideration for the $103.2 million purchase price. The Corporation also granted replacement awards for 538,447 stock options, with a fair value of $3.1 million to continuing employees of William Penn.
During the second quarter of 2023, Mid Penn completed the Brunswick Acquisition, which added total assets of $390.7 million comprised primarily of $324.5 million of loans. This transaction resulted in the addition of 5 branches in central New Jersey. Mid Penn issued 849,510 shares of its common stock, as well as a net cash payment to Brunswick shareholders of $27.6 million, for total consideration of $45.7 million for all outstanding stock and the cancellation of options of Brunswick.
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the year ended December 31, 2025 was $56.2 million or $2.59 per basic and $2.55 per diluted common share, compared to earnings of $49.4 million or $2.90 per basic and diluted common share for the year ended December 31, 2024. The increase in net income was partially offset by a higher weighted-average number of shares outstanding in 2025, which contributed to a lower diluted earnings per share compared to the prior year.
•Net Interest Income
◦Net Interest Margin - For the year ended December 31, 2025, Mid Penn’s FTE net interest margin was 3.56% versus 3.11% for the year ended December 31, 2024. The yield on interest-earning assets increased 11 basis point(s) ("bp") for the year ended December 31, 2025 compared to the year ended December 31, 2024 and the rate on interest-bearing liabilities decreased 42 bp for the year ended December 31, 2025 compared to the year ended December 31, 2024.
◦Loan Growth - Total loans, net of unearned income, as of December 31, 2025 were $4.9 billion compared to $4.4 billion as of December 31, 2024, an increase of $419.8 million, or 9.4%. Loan growth was driven primarily by an increase in residential mortgage loans of $215.9 million, an increase in nonowner occupied commercial real estate of $113.0 million, an increase in owner occupied commercial real estate of $94.9 million, an increase in commercial and industrial loans of $14.6 million, and a $6.4 million increase in multifamily loans, partially offset by a $29.9 million decrease in construction loans. Loans from the William Penn Acquisition contributed $405.3 million to this increase.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
◦Deposit Growth - Total deposits increased $524.7 million, or 11.2%, from $4.7 billion as of December 31, 2024, to $5.2 billion as of December 31, 2025. The growth was driven by an increase of $499.1 million in interest-bearing transaction accounts, an increase of $74.8 million in noninterest-bearing accounts, partially offset by a decrease of $49.2 million in time deposits. Deposits from the William Penn Acquisition contributed $619.8 million to this increase.
•Asset Quality - ACL as of December 31, 2025 was $36.1 million, or 0.74% of total loans, as compared to $35.5 million, or 0.80% of total loans as of December 31, 2024.
◦Net Charge-offs/Recoveries - Mid Penn had net loan charge-offs of $1.4 million and $817 thousand for the years ended December 31, 2025 and 2024, respectively.
◦Non-performing assets - Total non-performing assets were $30.8 million as of December 31, 2025, an increase of $8.1 million compared to non-performing assets of $22.7 million as of December 31, 2024. The increase during 2025 was primarily related to the addition of one C&I relationship for $4.7 million offset by the sale of one foreclosed commercial real estate property for $1.4 million. Delinquency, measured as loans past due 30 days or more, including loans on nonaccrual status, was 0.69% of total loans as of December 31, 2025, compared to 0.52% as of December 31, 2024.
◦Provision/Benefit for credit losses - Loans - The provision for credit losses - loans was $1.6 million for the year ended December 31, 2025 compared to $2.1 million for the year ended December 31, 2024. The decrease for the year ended December 31, 2025 was primarily attributable to reduced expected losses driven by updates to the macroeconomic forecast and lower loan balances as a result of an increase in observed prepayment speeds, partially offset by a $2.3 million reserve on non-PCD loans acquired through the William Penn Acquisition.
•Noninterest Income - Noninterest income totaled $26.8 million for the year ended December 31, 2025, a $4.3 million, or 19.3%, increase compared to the year ended December 31, 2024. The increase in noninterest income is primarily driven by an $838 thousand increase in earnings from the cash surrender value of life insurance, a $618 thousand increase in fiduciary and wealth management income, a $356 thousand increase in mortgage banking income, and a $2.2 million increase in other noninterest income, driven by a $1.1 million increase in insurance commissions, a $910 thousand increase in loan level swap fees, and a $534 thousand increase in recoveries on loans previously acquired in business combinations, which are recognized in noninterest income, rather than a reduction to the allowance for credit losses, consistent with purchase accounting treatment. This increase also includes a $420 thousand gain on the closing of an investment in a reinsurance entity acquired from another institution, a $307 thousand increase in sales tax refunds received, and $362 thousand in swap cancellation gains tied to eliminated brokered deposits, partially offset by a $2.2 million decrease in death benefits received.
•Noninterest Expense - Noninterest expense for the year ended December 31, 2025 totaled $152.3 million, an increase of $34.7 million, or 29.5%, compared to noninterest expense of $117.6 million for the year ended December 31, 2024.
Salaries and benefits increased $13.9 million for the year ended December 31, 2025, compared to the same period in 2024. The increase is attributable to (i) equity-based compensation expense for stock options and restricted stock awards totaling $3.1 million that were recognized in the year ended December 31, 2025; (ii) the retail staff additions at the twelve retail locations added through the William Penn Acquisition; and (iii) the retention of various William Penn team members through the completion of systems integration, which occurred on June 20, 2025.
Merger and acquisition expenses increased $11.0 million for the year ended December 31, 2025, which includes $10.1 million of merger related expenses related to the William Penn Acquisition, $713 thousand related to the 1st Colonial acquisition, $172 thousand related to the Cumberland Advisors Acquisition, and $164 thousand related to the Charis Insurance Group acquisition.
Software licensing and utilization costs increased $3.3 million for the year ended December 31, 2025, compared to the same period in 2024. The increase reflects additional costs to (i) license the additional William Penn branches; and (ii) upgrade internal systems, including network storage, cybersecurity, and data security enhancements in response to the Bank's larger size and increased IT complexity.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Occupancy expenses increased $2.3 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was driven by the facility operating costs of the additional retail locations added through the William Penn acquisition.
•Borrowings paid down - During 2025, Mid Penn paid off $318 thousand of long-term debt and redeemed a total of $45.3 million of subordinated debt.
•Share Repurchases - Mid Penn repurchased 79,169 shares during 2025 at an average price per share of $28.50 under its share repurchase program.
•Business Combinations
◦On May 12, 2025, Mid Penn acquired the insurance business and related accounts of Charis Insurance Group, Inc., which provides business, home and auto insurance throughout central and southern Pennsylvania, for a cash purchase price of $4.0 million.
◦On April 30, 2025, Mid Penn completed its acquisition of William Penn through the merger of William Penn with and into Mid Penn with Mid Penn being the surviving corporation. In connection with this acquisition, William Penn Bank, a wholly owned subsidiary of William Penn, merged with and into Mid Penn Bank, a wholly owned subsidiary of Mid Penn. The merger was an all-stock transaction valued at approximately $103.2 million, based on the Mid Penn common stock closing price of $29.05 on April 30, 2025.
◦On July 31, 2024, Mid Penn acquired the insurance business and related accounts of Commonwealth Benefits Group, a full-service employee benefits firm that serves mid to large employers across central and eastern Pennsylvania, northern Maryland, and northern Virginia, for a purchase price of $2.0 million at closing and an additional $800 thousand potentially payable pursuant to a three-year earnout.
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

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations. Determining the appropriateness of the allowance is complex and requires judgment by Management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and credit loss expense.
Mid Penn estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Mid Penn uses a third-party software application to calculate the quantitative portion of the ACL using a methodology and assumptions specific to each loan pool. The qualitative portion of the allowance is based on general economic conditions and other internal and external factors affecting Mid Penn as a whole, as well as specific loans. Factors considered include the following: lending process, concentrations of credit, and credit quality. The quantitative and qualitative portions of the allowance are added together to determine the total ACL, which reflects Management’s expectations of future conditions based on reasonable and supportable forecasts. As such, the calculation of ACL is inherently subjective and requires management to exercise significant judgment. The CECL estimate, including assumptions related to interest rates, unemployment, and economic growth, is highly sensitive to the economic forecasts used to develop the estimate.
While management uses the best information known to it to make ACL valuations, adjustments to the ACL may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio, or changes in accounting guidance. In times of economic slowdown, either local, regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the ACL in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving.
For further discussion of the methodology used in the determination of the ACL, refer to "Note 1, Summary of Significant Accounting Policies", "Note 3 - Investment Securities", "Note 4 - Loans and Allowance for Credit Losses - Loans" and "Note 18 - Commitments and Contingencies" to the Consolidated Financial Statements. To the extent actual outcomes differ from management estimates, additional provision for credit losses may be required that would adversely impact earnings in future periods.
The allowance for credit losses - loans was $36.1 million as of December 31, 2025, an increase of $577 thousand, or 1.6%, compared to $35.5 million as of December 31, 2024. The increase for the year ended December 31, 2025 was primarily attributable to a $2.3 million reserve on non-PCD loans acquired through the William Penn Acquisition, offset by reduced expected losses driven by updates to the macroeconomic forecast and lower loan balances as a result of an increase in observed prepayment speeds.
Goodwill
Mid Penn evaluates goodwill annually for impairment unless events occur which indicate that impairment is possible, a triggering event. As of December 31, 2025, Mid Penn had goodwill of $136.6 million and Mid Penn's stock continues to trade below book value.
Our annual impairment test was conducted during the fourth quarter of 2025. Goodwill is calculated as a purchase premium using the market participant and peer group control premium approach. Additional factors considered include actual earnings in relation to forecasted earnings, liquidity levels, changes in deposit balances, and credit quality, among others.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
No goodwill impairment has been recorded for 2025. Management will continue to monitor internal metrics and macroeconomic trends to determine if there is likelihood of goodwill impairment.
Refer to "Note 1 - Summary of Significant Accounting Policies" and "Note 6 - Goodwill and Intangible Assets" for further details on the Company's goodwill.
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
Refer to "Note 1 - Summary of Significant Accounting Policies" and "Note 2 - Business Combinations" for further details on the Company's business combinations.

Results of Operations
Net Interest Income
Net interest income, Mid Penn's primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings. Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities. Interest and average rates in the table below are presented on a fully taxable-equivalent basis ("FTE"). Tax-equivalent adjustments were calculated using a statutory corporate tax rate of 21% for the years ended December 31, 2025, 2024 and 2023. For purposes of calculating loan yields, average loan balances include nonaccrual loans. Loan fees of $5.5 million, $4.8 million and $4.6 million are included with loan interest income in the following table for the years ended December 31, 2025, 2024, and 2023, respectively.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table includes average balances, effective interest differential and interest yields for the years ended December 31:

	Average Balances, Income and Interest Rates
	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$23,164	$611	2.64%	$30,576	$1,127	3.69%	$24,270	$361	1.49%
Investment Securities:
Taxable	646,267	21,858	3.38	543,157	15,254	2.81	544,896	15,141	2.78
Tax-exempt	66,462	1,343	2.02	73,834	1,464	1.98	78,163	1,540	2.49
Total Investment Securities	712,729	23,201	3.26	616,991	16,718	2.71	623,059	16,681	2.68

Federal funds sold	172,035	7,331	4.26	36,436	1,928	5.29	7,161	373	5.21
Loans, net of unearned income	4,709,514	292,184	6.20	4,373,922	265,522	6.07	3,868,307	218,060	5.65
Restricted investment in bank stocks	6,990	443	6.34	14,155	1,288	9.10	11,121	864	7.77
Total Interest-earning Assets	5,624,432	323,770	5.76	5,072,080	286,583	5.65	4,533,918	236,339	5.21

Cash and Due from Banks	46,249			39,995			49,503
Other Assets	361,211			300,904			299,666
Total Assets	$6,031,892			$5,412,979			$4,883,087

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,179,007	$20,917	1.77%	$1,001,813	$19,001	1.90%	$950,326	$13,893	1.46%
Money market	1,176,166	32,783	2.79	913,360	26,580	2.91	925,973	21,424	2.31
Savings	306,431	249	0.08	275,692	244	0.09	312,053	230	0.07
Time	1,674,557	67,857	4.05	1,541,605	70,495	4.57	1,116,613	43,749	3.92
Total Interest-bearing Deposits	4,336,161	121,806	2.81	3,732,470	116,320	3.12	3,304,965	79,296	2.40

Short-term borrowings	8,044	381	4.74	190,885	10,575	5.54	107,323	7,087	6.60
Long-term debt	23,358	1,030	4.41	27,937	1,321	4.73	45,304	975	2.15
Subordinated debt	35,881	1,458	4.06	46,045	1,696	3.68	49,328	2,008	4.07
Total Interest-bearing Liabilities	4,403,444	124,675	2.83	3,997,337	129,912	3.25	3,506,920	89,366	2.55

Noninterest-bearing Demand	816,429			780,538			800,582
Other Liabilities	81,958			62,820			53,530
Shareholders' Equity	730,061			572,284			522,055
Total Liabilities & Shareholders' Equity	$6,031,892			$5,412,979			$4,883,087

Net Interest Income		$199,095			$156,671			$146,973
Taxable Equivalent Adjustment (1)		975			1,018			811
Net Interest Income (taxable-equivalent basis)		$200,070			$157,689			$147,784

Total Yield on Earning Assets			5.76%			5.65%			5.21%
Rate on Supporting Liabilities			2.83			3.25			2.55
Average Interest Spread			2.93			2.40			2.66
Net Interest Margin (1)			3.56			3.11			3.26
(1)    Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The volume analysis of changes in net interest income as of December 31 are as follows:

	Years Ended December 31, 2025 vs. December 31, 2024			Years ended December 31, 2024 vs. December 31, 2023
	Increase (decrease)			Increase (decrease)
(In thousands)	Volume	Rate (1)	Net	Volume	Rate (1)	Net
INTEREST INCOME:
Interest Bearing Balances	$(273)	$(243)	$(516)	$94	$672	$766
Investment Securities:
Taxable	2,896	3,708	6,604	(48)	161	113
Tax-exempt	(146)	25	(121)	(108)	32	(76)
Total Investment Securities	2,750	3,733	6,483	(156)	193	37

Federal funds sold	7,175	(1,772)	5,403	1,525	30	1,555
Loans, net of unearned income	20,372	6,290	26,662	28,567	18,895	47,462
Restricted investment in bank stocks	(652)	(193)	(845)	236	188	424
Total Interest Income	$29,372	$7,815	$37,187	$30,266	$19,978	$50,244

INTEREST EXPENSE:
Interest-Bearing Deposits:
Interest-bearing demand	$3,361	$(1,445)	$1,916	$752	$4,356	$5,108
Money market	7,648	(1,445)	6,203	(291)	5,447	5,156
Savings	27	(22)	5	(25)	39	14
Time	6,079	(8,717)	(2,638)	16,660	10,086	26,746
Total Interest-Bearing Deposits	17,115	(11,629)	5,486	17,096	19,928	37,024

Short-term borrowings	(8,660)	(1,534)	(10,194)	4,629	(1,141)	3,488
Long-term debt	(217)	(74)	(291)	(373)	719	346
Subordinated debt	(374)	136	(238)	(134)	(178)	(312)
Total Interest Expense	7,864	(13,101)	(5,237)	21,218	19,328	40,546

NET INTEREST INCOME	$21,508	$20,916	$42,424	$9,048	$650	$9,698
(1)    The effect of changing volume and rate, which cannot be segregated, has been allocated entirely to the rate column. Tax-exempt income is shown on a tax equivalent basis using a statutory corporate tax rate of 21% for the years ended December 31, 2025, 2024 and 2023.
For the year ended December 31, 2025, Mid Penn’s FTE net interest margin was 3.56% compared to 3.11% for the year ended December 31, 2024 and 3.26% for the year ended December 31, 2023. The increase in net interest margin was primarily a result of a decrease in funding costs, reflecting lower average interest-bearing liabilities, as well as higher yields on interest-earning assets and growth in average interest-earning assets. During 2025, FTE net interest income increased $42.4 million, or 27.1%, compared to 2024. Interest income increased $29.4 million as the result of a $552.4 million, or 10.9%, increase in average interest-earning assets in 2025 compared to 2024, and increased $7.8 million as the result of a 11 bp increase in the yield on interest-earning assets in 2025 compared to 2024.
Average total loans, net, increased $335.6 million, or 7.7%, contributing $20.4 million to the increase in interest income. The yield on average total loans, net, increased from 6.07% for 2024 to 6.20% for 2025. Loan yields increased due to higher rate loan production and portfolio mix shifts, partially offset by the impact of lower market interest rates.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Total average federal funds sold increased $135.6 million, contributing $7.2 million to the increase in FTE interest income, partially offset by a 103 bps decrease in the average yield on federal funds sold, reducing FTE interest income by $1.8 million.
Interest expense decreased by $5.2 million or 4.0% for the year ended December 31, 2025 compared to 2024. The cost of interest-bearing liabilities decreased to 2.83% in 2025 from 3.25% in 2024 and increased from 2.55% in 2023. The rate on total interest-bearing deposits decreased to 2.81% in 2025 from 3.12% in 2024 and increased from 2.40% in 2023. The decrease in the rate from 2024 was primarily a result of the Bank lowering rates in response to the Federal Reserve interest rate cuts in 2025. In addition, average short-term borrowings decreased to $8.0 million from $190.9 million in 2024, which contributed to the $10.2 million decrease in interest expense on short-term borrowings for the year ended December 31, 2025 as compared to 2024.
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
Provision for Credit Losses - Loans
The provision for credit losses on loans was $1.6 million for the year ended December 31, 2025, a decrease of $546 thousand or 25.5% compared to a provision for credit losses of $2.1 million for the year ended December 31, 2024. The provision for credit losses on loans for the year ended December 31, 2024 decreased $1.2 million, or 34.9%, from the $3.3 million provision for credit losses on loans for the year ended December 31, 2023. The decrease in provision for the year ended December 31, 2025 was primarily attributable to reduced expected losses resulting from updates to the macroeconomic forecast and lower loan balances as a result of an increase in observed prepayment speeds, partially offset by a $2.3 million reserve on non-PCD loans acquired through the William Penn acquisition. The benefit for credit losses on off-balance sheet credit exposures was $301 thousand for the year ended December 31, 2025, compared to a benefit of $628 thousand for the year ended December 31, 2024, and a provision of $404 thousand for the year ended December 31, 2023.
For the year ended December 31, 2025, Mid Penn had net charge-offs of $1.4 million compared to net charge-offs of $817 thousand for the year ended December 31, 2024, and net charge-offs of $332 thousand for the year ended December 31, 2023 . A summary of charge-offs and recoveries of loans and the provision for loan losses is shown in the table below.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table represents the analysis of the allowance for credit losses:

	Year ended December 31,
(In thousands)	2025	2024	2023
Balance, beginning of year	$35,514	$34,187	$18,957
Loans charged off:
Commercial real estate
CRE Nonowner Occupied	1,085	—	—
CRE Owner Occupied	346	—	16
Total Commercial real estate	1,431	—	16
Commercial and industrial	294	819	238
Residential mortgage
1-4 Family 1st Lien	—	7	13
1-4 Family Rental	—	2	—
HELOC and Junior Liens	—	21	—
Total residential mortgage	—	30	13
Consumer	98	52	135
Total loans charged off	$1,823	$901	$402

Recoveries on loans previously charged off:
Commercial real estate
CRE Nonowner Occupied	$305	$2	$—
CRE Owner Occupied	—	4	—
Total commercial real estate	305	6	—
Commercial and industrial	9	1	—
Residential mortgage
1-4 Family 1st Lien	90	16	7
1-4 Family Rental	—	22	31
Total residential mortgage	90	38	38
Consumer	55	39	32
Total loans recovered	459	84	70

Net charge-offs	1,364	817	332
Provision for loan losses	1,598	2,144	3,295
Impact from the adoption of CECL	—	—	11,931
Purchase Credit Deteriorated loans	343	—	336
Balance, end of year	$36,091	$35,514	$34,187

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table represents the ratio of net charge-offs (recoveries) to total average loans outstanding:

(Dollars in thousands)
Year ended December 31, 2025	Net charge-offs (Recoveries)	Average Loans outstanding	Ratio of net charge-offs (recoveries) to total average loans outstanding
Commercial real estate
CRE Nonowner Occupied	$780	$1,324,775	0.059%
CRE Owner Occupied	346	695,493	0.050
Multifamily	—	417,003	0.000
Farmland	—	226,556	0.000
Total Commercial Real Estate	1,126	2,663,827	0.042
Commercial and industrial	285	723,848	0.039
Construction
Residential Construction	—	90,375	0.000
Other Construction	—	311,093	0.000
Total Construction	—	401,468	0.000
Residential mortgage
1-4 Family 1st Lien	(90)	393,022	(0.023)
1-4 Family Rental	—	395,063	0.000
HELOC and Junior Liens	—	166,393	0.000
Total Residential Mortgage	(90)	954,478	(0.009)
Consumer	43	8,389	0.507
Total Loans	$1,364	$4,752,010	0.029%

Year ended December 31, 2024
Commercial real estate
CRE Nonowner Occupied	$(2)	$1,204,473	0.000%
CRE Owner Occupied	(4)	624,542	(0.001)
Multifamily	—	384,374	0.000
Farmland	—	217,667	0.000
Total Commercial Real Estate	(6)	2,431,056	0.000
Commercial and industrial	818	695,730	0.118
Construction
Residential Construction	—	101,234	0.000
Other Construction	—	349,481	0.000
Total Construction	—	450,715	0.000
Residential mortgage
1-4 Family 1st Lien	(9)	323,524	(0.003)
1-4 Family Rental	(20)	344,261	(0.006)
HELOC and Junior Liens	21	136,634	0.015
Total Residential Mortgage	(8)	804,419	(0.001)
Consumer	13	7,276	0.179
Total Loans	$817	$4,389,196	0.019%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

(Dollars in thousands)
Year ended December 31, 2023
Commercial real estate
CRE Nonowner Occupied	$—	$1,111,413	0.000%
CRE Owner Occupied	16	586,357	0.003
Multifamily	—	261,289	0.000
Farmland	—	199,452	0.000
Total Commercial Real Estate	16	2,158,511	0.001
Commercial and industrial	238	641,264	0.037
Construction
Residential Construction	—	100,851	0.000
Other Construction	—	378,962	0.000
Total Construction	—	479,813	0.000
Residential mortgage
1-4 Family 1st Lien	6	342,485	0.002
1-4 Family Rental	(31)	253,606	(0.012)
HELOC and Junior Liens	—	128,912	0.000
Total Residential Mortgage	(25)	725,003	(0.003)
Consumer	103	6,486	1.588
Total Loans	$332	$4,011,077	0.008%
Noninterest Income
Noninterest income and variance analysis as of December 31:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023	$ Variance 2025 vs. 2024	% Variance 2025 vs. 2024
Income from fiduciary and wealth management activities	$5,298	$4,680	$5,059	$618	13.2%
ATM debit card interchange income	3,949	3,851	4,019	98	2.5
Service charges on deposits	2,495	2,176	1,943	319	14.7
Mortgage banking income	2,832	2,476	1,353	356	14.4
Mortgage hedging income	12	10	324	2	20.0
Net gain on sales of SBA loans	220	347	571	(127)	(36.6)
Earnings from cash surrender value of life insurance	1,979	1,141	1,112	838	73.4
Net gain on sales of investment activities	10	—	—	10	100.0
Other income	10,047	7,812	5,627	2,235	28.6
Total Noninterest Income	$26,842	$22,493	$20,008	$4,349	19.3%
For the year ended December 31, 2025, noninterest income totaled $26.8 million, an increase of $4.3 million or 19.3%, compared to noninterest income of $22.5 million for the year ended December 31, 2024. The increase in noninterest income was primarily driven by an $838 thousand increase in earnings from the cash surrender value of life insurance, a $618 thousand increase in fiduciary and wealth management, a $356 thousand increase in mortgage banking, and a $2.2 million increase in other noninterest income, driven by a $1.1 million increase in insurance commissions, a $910 thousand increase in loan level swap fees, and a $534 thousand in recoveries on loans previously acquired in business combinations. These recoveries are recognized in noninterest income rather than a reduction to the allowance for credit losses, consistent with purchase accounting treatment, as expected credit losses on acquired loans were reflected in fair value adjustments at

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
the acquisition date. This increase also includes a $420 thousand gain on the closing of an investment of a reinsurance entity acquired from another institution, a $307 thousand increase in sales tax refunds received, and $362 thousand in swap cancellation gains tied to eliminated brokered deposits, partially offset by a $2.2 million decrease in death benefits received.
For details on the variances of noninterest income for the year ended December 31, 2024 compared to the year ended December 31, 2023 refer to the "Noninterest Income" section of the MD&A in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Noninterest Expense
Noninterest expense and variance analysis as of December 31:

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023	$ Variance 2025 vs. 2024	% Variance 2025 vs. 2024
Salaries and employee benefits	$78,029	$64,098	$59,345	$13,931	21.7%
Software licensing and utilization	12,562	9,300	7,927	3,262	35.1
Occupancy expense, net	9,905	7,571	7,349	2,334	30.8
Equipment expense	5,025	4,928	5,121	97	2.0
Shares tax	2,776	2,350	2,713	426	18.1
Legal and professional fees	3,881	4,306	2,945	(425)	(9.9)
ATM/card processing	2,682	2,284	2,108	398	17.4
Intangible amortization	3,046	1,784	1,780	1,262	70.7
FDIC assessment	3,452	4,170	3,500	(718)	(17.2)
Loss/(gain) on sale or write-down of foreclosed assets, net	646	80	(144)	566	707.5
Merger and acquisition expense	11,519	545	5,544	10,974	2013.5
Post-acquisition restructuring expense	—	—	2,952	—	—
Other expenses	18,747	16,200	17,448	2,547	15.7
Total Noninterest Expense	$152,270	$117,616	$118,588	$34,654	29.5%
For the year ended December 31, 2025, noninterest expense totaled $152.3 million, an increase of $34.7 million, or 29.5%, compared to noninterest expense of $117.6 million for the year ended December 31, 2024.
Salaries and benefits increased $13.9 million for the year ended December 31, 2025, compared to the same period in 2024. The increase is attributable to (i) equity-based compensation expense for stock options and restricted stock awards totaling $3.1 million that were recognized in the year ended December 31, 2025; (ii) the retail staff additions at the twelve retail locations added through the William Penn acquisition; and (iii) the retention of various William Penn team members through the completion of systems integration, which occurred on June 20, 2025.
Merger and acquisition expenses increased $11.0 million for the year ended December 31, 2025, which includes $10.1 million of merger related expenses related to the William Penn Acquisition, $713 thousand related to the 1st Colonial acquisition, $172 thousand related to the Cumberland Advisors Acquisition, and $164 thousand related to the Charis Insurance Group acquisition.
Software licensing and utilization costs increased $3.3 million for the year ended December 31, 2025, compared to the same period in 2024. The increase reflects additional costs to (i) license the additional William Penn branches; and (ii) upgrade internal systems, including network storage, cybersecurity, and data security enhancements in response to the Bank's larger size and increased IT complexity.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Occupancy expenses increased $2.3 million for the year ended December 31, 2025, compared to the same period in 2024. The increase was driven by the facility operating costs of the additional retail locations added through the William Penn Acquisition.
For details on the variances of noninterest expense for the year ended December 31, 2024 compared to the year ended December 31, 2023 refer to the "Noninterest Expense" section of the MD&A in the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Income Taxes
The provision for income taxes was $16.1 million during the year ended December 31, 2025, an increase of $5.5 million compared to $10.6 million for the same period in 2024. The provision for income taxes for the year ended December 31, 2025 reflects an effective combined Federal and state tax rate ("ETR") of 22.3%, compared to an ETR of 17.6% for the year ended December 31, 2024. The increase in the effective tax rate in 2025 compared to 2024 was primarily driven by items reflected in the effective tax rate reconciliation table, including a higher unfavorable impact of income from life insurance, and an increase in non-deductible merger and acquisition expenses. Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the restoration of immediate expensing of domestic R&D expenditures, reinstatement of 100% bonus depreciation, and more favorable rules for determining the limitation on business interest expense. These changes did not have a material impact on the Company’s federal income tax expense or liability for the year ended December 31, 2025. The Company is currently evaluating the impact on future periods.
Financial Condition
Mid Penn’s total assets were $6.1 billion as of December 31, 2025, reflecting an increase of $663.0 million, or 12.1%, compared to total assets of $5.5 billion as of December 31, 2024. The increase was primarily driven by an increase in loans as a result of the William Penn Acquisition, an increase in available-for-sale investment securities, and an increase in federal funds sold.
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
Mid Penn’s portfolio of held-to-maturity ("HTM") securities, recorded at amortized cost, decreased $35.2 million to $347.3 million as of December 31, 2025, as compared to $382.4 million as of December 31, 2024. Mid Penn’s total available-for-sale ("AFS") securities portfolio increased $155.8 million from $260.5 million as of December 31, 2024 to $416.3 million as of December 31, 2025.
As of December 31, 2025, the unrealized gain on AFS investment securities resulted in a positive impact to shareholders’ equity of $11.9 million (comprised of a gross unrealized gain on securities of $14.1 million, net of deferred income tax). As of December 31, 2024, the unrealized loss on AFS investment securities resulted in a negative impact to shareholders’ equity of $1.6 million (comprised of a gross unrealized loss on securities of $2.0 million, net of deferred income tax). Mid Penn does not have any significant concentrations of non-governmental securities within its investment portfolio.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table presents the expected maturities of the investment portfolio and the weighted-average yields (calculated based on historical cost and net of tax) as of December 31, 2025:

	Maturing
(Dollars in thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years		Total
As of December 31, 2025	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield
Available-for-sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$—	—%	$14,693	2.38%	$4,373	3.09%	$—	—%	$19,066	2.53%
Mortgage-backed U.S. government agencies	—	—	—	—	7,789	3.02	345,608	4.56	353,397	4.45
State and political subdivision obligations	—	—	—	—	3,158	2.50	676	2.23	3,834	2.44
Corporate debt securities	2,945	2.25	8,807	6.21	28,265	5.39	—	—	40,017	5.01
	$2,945	2.25%	$23,500	3.81%	$43,585	4.52%	$346,284	4.55%	$416,314	4.41%
Held-to-maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$21,497	1.66%	$102,727	1.92%	$107,756	2.11%	$—	—%	$231,980	1.99%
Mortgage-backed U.S. government agencies	4	3.96	1,698	2.98	3,769	2.73	26,947	1.96	32,418	2.13
State and political subdivision obligations	7,973	2.61	33,620	2.37	14,927	2.40	10,921	2.63	67,441	2.44
Corporate debt securities	2,000	2.25	4,446	4.26	9,000	3.04	—	—	15,446	3.77
	$31,474	1.94%	$142,491	2.11%	$135,452	2.22%	$37,868	2.15%	$347,285	2.20%

Loans, net of unearned income
Total loans, net of unearned income, as of December 31, 2025 were $4.9 billion compared to $4.4 billion as of December 31, 2024. The growth of $419.8 million, or 9.4%, since December 31, 2024 was primarily the result of the addition of loans from the William Penn Acquisition of $405.3 million.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table presents the ending balance of loans outstanding, by type, as of December 31:

	2025		2024		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,364,040	28.1%	$1,251,010	28.1%	$113,030	9.0%
CRE Owner Occupied	718,864	14.7	624,007	14.0	94,857	15.2
Multifamily	419,267	8.6	412,900	9.3	6,367	1.5
Farmland	227,816	4.7	224,709	5.1	3,107	1.4
Total Commercial Real Estate	2,729,987	56.1	2,512,626	56.5	217,361	8.7
Commercial and industrial	720,031	14.8	705,392	15.9	14,639	2.1
Construction
Residential Construction	85,299	1.8	99,399	2.2	(14,100)	(14.2)
Other Construction	310,390	6.3	326,171	7.3	(15,781)	(4.8)
Total Construction	395,689	8.1	425,570	9.5	(29,881)	(7.0)
Residential Mortgage
1-4 Family 1st Lien	417,421	8.6	313,592	7.1	103,829	33.1
1-4 Family Rental	410,965	8.5	336,636	7.6	74,329	22.1
HELOC and Junior Liens	178,116	3.7	140,392	3.2	37,724	26.9
Total Residential Mortgage	1,006,502	20.8	790,620	17.9	215,882	27.3
Consumer	10,629	0.2	8,862	0.2	1,767	19.9
	$4,862,838	100.0%	$4,443,070	100.0%	$419,768	9.4%
The majority of the Bank's loan portfolio is to businesses and individuals located within the Bank's primary market area, which consists principally of central and southeastern Pennsylvania, along with select counties in New Jersey. Commercial real estate, construction, and land development loans are collateralized mainly by mortgages on the income-producing real estate or land involved. Commercial, industrial, and agricultural loans are primarily made to business entities and may be secured by business assets, including commercial real estate, or may be unsecured. Residential real estate loans are secured by liens on the residential property. Consumer loans include installment loans, lines of credit and home equity loans. The Bank has no significant concentration of credit to any one borrower. The Bank’s highest concentration of credit by loan type is in commercial real estate.
Credit risk is managed through portfolio diversification, underwriting policies and procedures, and loan monitoring practices. Lenders are provided with detailed underwriting policies for all types of credit risks accepted by the Bank and must obtain appropriate internal approvals for credit extensions. The Bank also maintains strict documentation requirements and robust credit quality assurance practices to identify credit portfolio weaknesses as early as possible, so any exposures that are discovered might be mitigated or potential losses reduced. Most of the Bank's loans are secured by real estate, and the value of this collateral is dependent on and subject to change based on real estate market conditions within its market area.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table represents the Commercial Real Estate portfolio by property type along with the weighted-average loan to value as of December 31:

(Dollars in thousands)	December 31, 2025			December 31, 2024
Commercial Real Estate	Balance	% of portfolio	Weighted-Average LTV (2)	Balance	% of portfolio	Weighted-Average LTV (2)
Owner Occupied (1)	$718,864	26.3%	N/A	$624,007	24.8%	N/A
Farmland (1)	227,816	8.3	N/A	224,709	8.9	N/A
Multifamily	419,267	15.5	53.3	412,900	16.4	63.8
Non Owner Occupied
Retail	429,095	15.7	50.4	426,171	17.0	60.3
Office	289,650	10.6	61.4	296,468	11.8	63.2
Industrial	177,822	6.5	48.0	161,683	6.4	53.2
Hospitality	158,667	5.8	47.1	152,060	6.1	51.2
Flex	46,432	1.7	47.2	44,187	1.8	44.2
Mobile Home Park	18,763	0.7	56.4	17,748	0.7	67.7
Health Care	11,870	0.4	52.8	14,511	0.6	55.3
Other Property Types	231,741	8.5	54.7	138,182	5.5	64.1
Total Commercial Real Estate	$2,729,987	100.0%	52.9%	$2,512,626	100.0%	59.9%
(1)    LTV not available for Owner Occupied and Farmland properties
(2)    Weighted-average Loan to Value is calculated based on estimated current market values of the properties
Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In thousands)
As of December 31, 2025	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate
CRE Nonowner Occupied	$147,044	$433,838	$470,697	$312,461	$1,364,040
CRE Owner Occupied	19,358	120,239	322,590	256,677	718,864
Multifamily	97,982	121,613	96,372	103,300	419,267
Farmland	519	10,124	66,249	150,924	227,816
Total Commercial real estate	264,903	685,814	955,908	823,362	2,729,987
Commercial and industrial	38,299	304,319	130,046	247,367	720,031
Construction
Residential Construction	48,524	18,682	14,372	3,721	85,299
Other Construction	159,847	101,342	33,421	15,780	310,390
Total Construction	208,371	120,024	47,793	19,501	395,689
Residential mortgage
1-4 Family 1st Lien	5,517	29,730	93,305	288,869	417,421
1-4 Family Rental	38,911	29,180	145,216	197,658	410,965
HELOC and Junior Liens	6,118	14,339	38,605	119,054	178,116
Total Residential Mortgage	50,546	73,249	277,126	605,581	1,006,502
Consumer	4,714	1,492	1,411	3,012	10,629
Total loans held in portfolio	$566,833	$1,184,898	$1,412,284	$1,698,823	$4,862,838

MID PENN BANCORP, INC.	Management’s Discussion and Analysis

Fixed interest rates:
Commercial real estate
CRE Nonowner Occupied	$92,770	$192,984	$55,778	$8,782	$350,314
CRE Owner Occupied	11,884	74,306	26,403	3,141	115,734
Multifamily	52,441	50,057	7,638	—	110,136
Farmland	518	7,907	4,748	—	13,173
Total Commercial real estate	157,613	325,254	94,567	11,923	589,357
Commercial and industrial	3,536	183,508	25,660	6,886	219,590
Construction
Residential Construction	8,918	6,285	—	3,200	18,403
Other Construction	16,008	20,013	1,054	1,108	38,183
Total Construction	24,926	26,298	1,054	4,308	56,586
Residential mortgage
1-4 Family 1st Lien	4,246	19,286	70,932	218,716	313,180
1-4 Family Rental	33,300	20,045	14,510	10,052	77,907
HELOC and Junior Liens	1,490	6,914	25,902	3,273	37,579
Total Residential Mortgage	39,036	46,245	111,344	232,041	428,666
Consumer	2,652	1,485	1,266	932	6,335
Total fixed interest rates	$227,763	$582,790	$233,891	$256,090	$1,300,534

Floating interest rates:
Commercial real estate
CRE Nonowner Occupied	$54,274	$240,854	$414,919	$303,679	$1,013,726
CRE Owner Occupied	7,474	45,933	296,187	253,536	603,130
Multifamily	45,541	71,556	88,734	103,300	309,131
Farmland	1	2,217	61,501	150,924	214,643
Total Commercial real estate	107,290	360,560	861,341	811,439	2,140,630
Commercial and industrial	34,763	120,811	104,386	240,481	500,441
Construction
Residential Construction	39,606	12,397	14,372	521	66,896
Other Construction	143,839	81,329	32,367	14,672	272,207
Total Construction	183,445	93,726	46,739	15,193	339,103
Residential mortgage
1-4 Family 1st Lien	1,271	10,444	22,373	70,153	104,241
1-4 Family Rental	5,611	9,135	130,706	187,606	333,058
HELOC and Junior Liens	4,628	7,425	12,703	115,781	140,537
Total Residential Mortgage	11,510	27,004	165,782	373,540	577,836
Consumer	2,062	7	145	2,080	4,294
Total floating interest rates	339,070	602,108	1,178,393	1,442,733	3,562,304
Total fixed and floating interest rates	$566,833	$1,184,898	$1,412,284	$1,698,823	$4,862,838

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
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
The loan loss estimation process involves procedures to appropriately consider the unique characteristics of Mid Penn’s loan portfolio segments. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history, delinquency status and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.
The following table represents the allowance for credit loss as a percentage of total loans:

(Dollars in thousands)
As of December 31, 2025	Total ACL - Loans	Total Loans	% of Total Loans Outstanding	Allowance as a % of Loan Category
Commercial real estate
CRE Nonowner Occupied	$9,917	$1,364,040	28.0%	0.7%
CRE Owner Occupied	6,095	718,864	14.7	0.8
Multifamily	1,443	419,267	8.6	0.3
Farmland	2,118	227,816	4.7	0.9
Total Commercial real estate	19,573	2,729,987	56.0	0.7
Commercial and industrial	9,259	720,031	14.8	1.3
Construction
Residential Construction	477	85,299	1.8	0.6
Other Construction	1,464	310,390	6.4	0.5
Total Construction	1,941	395,689	8.2	0.5
Residential mortgage
1-4 Family 1st Lien	2,434	417,421	8.6	0.6
1-4 Family Rental	2,295	410,965	8.5	0.6
HELOC and Junior Liens	559	178,116	3.7	0.3
Total Residential mortgage	5,288	1,006,502	20.8	0.5
Consumer	30	10,629	0.2	0.3
Total	$36,091	$4,862,838	100.0%	0.7%
For more information regarding Mid Penn’s ACL methodology and the quantitative and qualitative factors included in the calculation, please see "Note 4 – Loans and Allowance for Credit Losses – Loans" included in Part I. Item 8. – Financial Statements of this Annual Report on Form 10-K..

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
The following table represents non-performing assets as of:

	December 31,
(Dollars in thousands)	2025	2024	2023
Nonperforming Assets:
Total nonaccrual loans	$22,951	$22,610	$14,216

Foreclosed real estate	7,806	44	293
Total nonperforming assets	30,757	22,654	14,509

Accruing loans 90 days or more past due	—	—	—
Total risk elements	$30,757	$22,654	$14,509

Nonaccrual loans as a percentage of total loans outstanding	0.47%	0.51%	0.33%

Nonperforming assets as a percentage of total loans outstanding and foreclosed real estate	0.63%	0.51%	0.34%

Allowance for credit losses as a percentage of total loans	0.74%	0.80%	0.80%

Ratio of ACL-loans to nonperforming loans	157.25%	157.07%	240.48%
Total nonperforming assets were $30.8 million as of December 31, 2025, an increase compared to nonperforming assets of $22.7 million as of December 31, 2024. The increase during the year ended December 31, 2025 was primarily related to four commercial real estate and two commercial and industrial loans with a combined balance of $9.0 million that were placed on nonaccrual status during 2025. This increase was partially offset by the sale of one foreclosed commercial real estate property of $1.4 million in the fourth quarter of 2025. Delinquency, measured as loans past due 30 days or more, including loans on nonaccrual status, was 0.69% of total loans as of December 31, 2025, compared to 0.52% and 0.49% as of December 31, 2024 and December 31, 2023, respectively.

Deposits and Other Funding Sources
Mid Penn's primary source of funds is retail deposits from businesses, public funds depositors, and consumers in its market area. For the year ended December 31, 2025, deposits totaled $5.2 billion, an increase of $524.7 million, or 11.2%, compared to $4.7 billion as of December 31, 2024.
Average balances and average interest rates applicable to deposits by major classification for the years ended December 31:

	2025		2024		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	$	%
Noninterest-bearing demand deposits	$816,429	0.00%	$780,538	0.00%	$35,891	4.60%
Interest-bearing demand deposits	1,179,007	1.77	1,001,813	1.90	177,194	17.69
Money market	1,176,166	2.79	913,360	2.91	262,806	28.77
Savings	306,431	0.08	275,692	0.09	30,739	11.15
Time	1,674,557	4.05	1,541,605	4.57	132,952	8.62
	$5,152,590	2.36%	$4,513,008	2.58%	$639,582	14.17%

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Uninsured deposits represent deposit balances in excess of FDIC insurance limits, based on ownership category. As of December 31, 2025, uninsured deposits were $1.0 billion, or 19.2% of total deposits, compared to $1.4 billion, or 30.1% of total deposits, as of December 31, 2024.
The maturities of the uninsured time deposits as of December 31, 2025 were as follows:

(In thousands)	2025
Three months or less	$157,634
Over three months to six months	96,752
Over six months to twelve months	108,942
Over twelve months	14,636
$377,964
Short-term borrowings as of December 31, 2025 totaled $20.8 million, compared to $2.0 million as of December 31, 2024, and consisted of $20.8 million of FHLB overnight borrowings. As of December 31, 2025, the Bank had long-term debt outstanding in the amount of $23.1 million compared to $23.6 million as of December 31, 2024.
Subordinated debt and trust preferred securities was zero as of December 31, 2025 compared to $45.7 million as of December 31, 2024. In June 2025, Mid Penn redeemed $15 million of subordinated debt issued in March of 2020. In October 2025, Mid Penn redeemed $25 million of subordinated debt issued in November of 2021. In December 2025, Mid Penn redeemed $12.2 million of subordinated debt issued in December of 2020. There were no redemptions of subordinated debt in 2024. See "Note 11 - Subordinated Debt", within Item 8, Notes to Consolidated Financial Statements.
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
Shareholders’ equity increased $159.0 million, or 24.3%, to $814.1 million as of December 31, 2025 from $655.0 million as of December 31, 2024, primarily as a result of the acquisition of William Penn in April 2025 and net income, partially offset by dividends declared of $18.2 million and share repurchases totaling $2.3 million.
Mid Penn maintained regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31, 2025 and 2024, as follows:

	December 31, 2025	December 31, 2024	Regulatory Minimum for Capital Adequacy
Tier I Leverage Capital (to Average Assets)	11.02%	9.98%	4.00%
Common Equity Tier I (to Risk-Weighted Assets)	13.55	12.09	7.00
Tier I Risk-Based Capital (to Risk-Weighted Assets)	13.55	12.09	8.50
Total Risk-Based Capital (to Risk-Weighted Assets)	14.32%	13.98%	10.50%
As of December 31, 2025 and December 31, 2024, Mid Penn and the Bank met all capital adequacy requirements, and the Bank was considered "well-capitalized". However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
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
The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the year ended December 31, 2025 provided $80.0 million of cash, mainly due to net income. Cash provided by investing activities during the year ended December 31, 2025 was $83.2 million, mainly the result of net cash received from acquisitions, and proceeds from the maturity or call of investment securities, offset by purchases of available-for-sale securities. Cash used in financing activities during the year ended December 31, 2025 totaled $134.8 million, primarily the result of a decrease in net deposits and the redemption of subordinated debt.
Contractual Obligations
Mid Penn has substantial aggregate contractual obligations to make future cash payments as of December 31, 2025 as outlined below:

	Total	Payments Due by Period
(In thousands)		One Year or Less	One to Three Years	Three to Five Years	More than Five Years
Operating lease obligations	$17,149	$4,075	$6,363	$3,916	$2,795
Finance lease obligation	3,732	260	520	555	2,397
Certificates of deposit	1,617,593	1,445,142	151,911	15,836	4,704
Long-term debt	20,223	1	20,222	—	—
	$1,658,697	$1,449,478	$179,016	$20,307	$9,896
Details on expected maturities of investments, loans and deposits are presented in the above sections of Management's Discussion and Analysis. We are not aware of any other commitments or contingent liabilities which may have a material adverse impact on Mid Penn’s liquidity or capital resources.

MID PENN BANCORP, INC.	Management’s Discussion and Analysis
Effects of Inflation
A bank's asset and liability structure is substantially different from that of an industrial company in that virtually all assets and liabilities of a bank are monetary in nature. Management believes the impact of inflation on its financial results depends principally upon Mid Penn's ability to measure its sensitivity to changes in interest rates and to take appropriate actions, as needed or controllable by the Bank, to mitigate the impacts of inflation on performance. Interest rates do not necessarily move in the same direction or at the same magnitude as the prices of other goods and services. As discussed previously, management seeks to manage the relationship between interest sensitive assets and liabilities to protect against wide interest rate fluctuations, including those resulting from inflation.
Information included elsewhere in this report will assist in the understanding of how Mid Penn is positioned to react to changing interest rates and inflationary trends. In particular, the previously discussed risk factors, the composition of and yields on loans and investments, and the composition and costs of deposits and other interest-bearing liabilities, should be considered.
Off-Balance Sheet Risk
Mid Penn makes contractual commitments to extend credit and extends lines of credit, which are subject to Mid Penn's credit approval and monitoring procedures. As of December 31, 2025, commitments to extend credit amounted to $1.4 billion compared to $1.2 billion as of December 31, 2024.
Mid Penn also issues standby letters of credit to its customers. The risk associated with standby letters of credit is essentially the same as the credit risk involved in loan extensions to customers. Standby letters of credit increased to $66.5 million as of December 31, 2025, from $64.3 million as of December 31, 2024.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased by 100, 200, 300, and 400 bp and decreased by 100, 200, 300, and 400 bp. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. As of December 31, 2025, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.
The following table reflects the effect of hypothetical changes in interest rates:

Change in Basis Points	% Change in Net Interest Income		Policy Risk Limit
	December 31, 2025	December 31, 2024
400	9.7%	9.0%	≥ -25%
300	7.3%	6.8%	≥ -20%
200	4.9%	4.6%	≥ -15%
100	2.4%	2.4%	≥ -10%
(100)	(2.7)%	(2.3)%	≥ -10%
(200)	(5.3)%	(4.7)%	≥ -15%
(300)	(7.3)%	(7.2)%	≥ -20%
(400)	(8.4)%	(8.2)%	≥ -25%

MID PENN BANCORP, INC.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following audited financial statements are set forth in this Annual Report on Form 10-K on the following pages:

MID PENN BANCORP, INC.
Management Report on Internal Controls Over Financial Reporting
The Corporation carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures, as defined in SEC Rules 13a-15(e) and 15d-15(e). Based upon the evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Corporation’s disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2025, the Corporation’s internal control over financial reporting is effective based on those criteria.
The effectiveness of the Corporation’s internal control over financial reporting has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Rory G. Ritrievi	/s/ Justin T. Webb
Rory G. Ritrievi	Justin T. Webb
President and	Chief Financial Officer
Chief Executive Officer	March 12, 2026
March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid Penn Bancorp, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Mid Penn Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2026, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Credit Losses on Loans – Adjustments to Historical Losses
As described in Note 1 and Note 4 of the financial statements, the Company’s allowance for credit losses (ACL) on loans is established through a provision for credit losses on loans and represents management’s estimate of all expected credit losses over the expected contractual life of the Company’s loan portfolio. The methodology for estimating the amount of expected credit losses reported in the ACL on loans has two basic components: a collective, or pooled, component for estimated expected credit losses for pools of loans that share similar risk characteristics, and an asset-specific component involving individual loans that do not share risk characteristics with other loans and the measurement of expected credit losses for such individual loans. In estimating the ACL on loans for the collective component, loans are segregated into loan pools based on loan purpose codes and similar risk characteristics. The ACL on loans as of December 31, 2025 was $36.1 million, which consists of an ACL on loans collectively evaluated for credit losses of $34.0 million and an ACL on loans individually evaluated for credit losses of $2.1 million.

The Company estimates the collective ACL on loans utilizing a discounted cash flow (DCF) methodology applied to portfolio segments and their loan pools segregated by similar risk characteristics. The Company’s DCF methodology adjusts loan level contractual cash flows for probability of default and loss given default and prepayment and curtailment rate assumptions to calculate expected future cash flows. A correlation between the selected macroeconomic indicators of national unemployment rate and GDP and historic loss levels, adjusted to include representative peer group loss experience, was developed to predict loss expectations based on current economic conditions and a reasonable and supportable forecast period. At the end of the reasonable and supportable forecast period, the Company reverts to the long-term mean of the macroeconomic indicator. For the December 31, 2025 ACL on loans, the Company determined that reasonable and supportable forecasts could be made for a 12-month period and used a reversion period of four quarters reverting to the historical mean on a straight-line basis. The Company also calculates a qualitative portion of the ACL, which is based on general economic conditions and other internal and external factors affecting the Company’s loan portfolio. At December 31, 2025, qualitative factors considered for the ACL on loans included concentrations of credit, lending process, and peer group divergence.

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

Goodwill Impairment – Fair Value of Reporting Unit
As described in Note 1 and Note 6 of the financial statements, the Company’s goodwill balance was $136.6 million as of December 31, 2025. Goodwill is tested annually for impairment, or at interim periods if certain events occur which may indicate the fair value of the reporting unit has fallen below its carrying amount, by comparing the estimated fair value of Company’s single reporting unit to its carrying value. The Company estimates the fair value of its single reporting unit through multiple valuation techniques, including a public company market change of control approach and a peer group change of control approach. Significant judgment is required to estimate the fair value of the Company’s single reporting unit including the evaluation of current market data as well as the selection of a control premium.

We identified the Company’s annual goodwill impairment test as a critical audit matter due to the complexity of the analysis and certain significant assumptions made by management in estimating the fair value of the Company’s reporting unit such as the determination of a reasonable control premium and the identification of peer public companies. Auditing management’s assumptions required a high degree of auditor judgment, subjectivity, and increased audit effort, including the use of internal valuation specialists, due to the impact these assumptions could have on the accounting estimate.

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

Business Combination – Valuation of the Acquired non-PCD Loan Portfolio
As described in Note 1 and Note 2 to the financial statements, on April 30, 2025, the Company completed its acquisition of William Penn Bancorporation (William Penn). The Company recorded $6.9 million of goodwill as a result of the acquisition, which represents the excess of the purchase price over the fair value of net assets acquired using the acquisition method of accounting. As part of the acquisition, the Company acquired $405.3 million in loans. Acquired loans are initially recorded at their acquisition-date fair values. The Company prepared loan fair value adjustments that it believed a market participant might employ in estimating the fair value for the acquired loan portfolio. This analysis was performed for loans with signs of credit deterioration (purchased credit deteriorated (PCD) loans) as well as those without signs of credit deterioration (non-PCD loans). The acquired non-PCD loan portfolio was recorded at an estimated fair value of $355.5 million at the acquisition date without carryover of William Penn’s previously established ACL on loans. Fair values are determined using discounted cash flow methodologies and valuation techniques that incorporate projected cash flows, estimated credit losses, prepayment assumptions, market interest rates, and other market-based inputs. Projected cash flows are developed using contractual terms adjusted for expected prepayments and credit losses and are discounted using rates that reflect current market conditions and the risk characteristics of the assets.

We identified the fair value of acquired non-PCD loans as a critical audit matter, because of the judgments necessary to determine the fair value of the loans, the high degree of auditor judgment involved and the extensive audit effort involved in testing management estimates and assumptions, including the use of valuation specialists. The fair value determination of acquired non-PCD loans requires a significant amount of judgment by management and involves a high degree of subjectivity.

Our audit procedures related to the valuation of the acquired non-PCD loan portfolio, specifically the market interest rates, expected credit losses, expected repayments and prepayments and discount rates significant assumptions, included the following, among others:

•We obtained an understanding of the relevant controls related to the estimated fair value of non-PCD loans acquired in the current year and tested such controls for design and operating effectiveness, including controls relating to management’s review and approval of significant assumptions including market interest rates, expected credit losses, discount rates and expected payments and prepayments.
•We tested the completeness and accuracy of the data inputs for significant assumptions used in the non-PCD loans estimated fair value calculations by comparing the data to source documents and external information sources.
•We utilized internal valuation specialists who assisted in the following, among others:
◦Evaluating management’s methodologies and techniques of estimating the loans’ fair value for appropriateness as compared to standard valuation techniques for financial assets and through consideration of the reasonableness of significant assumptions.
◦Evaluating the completeness and accuracy of the significant assumptions used in management’s valuation of the non-PCD loans by tracing such data to internally or externally generated source documents or comparing to independently sourced information and performing mathematical accuracy checks.

/s/ RSM US LLP

We have served as the Company's auditor since 2020.

Philadelphia, Pennsylvania
March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Mid Penn Bancorp, Inc. and Subsidiaries

Opinion on the Internal Control Over Financial Reporting
We have audited Mid Penn Bancorp, Inc. and Subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements and our report dated March 12, 2026, expressed an unqualified opinion.

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

/s/ RSM US LLP

Philadelphia, Pennsylvania
March 12, 2026

MID PENN BANCORP, INC.	Consolidated Balance Sheets

(Dollars in thousands, except per share data)	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$46,695	$37,002
Interest-bearing balances with other financial institutions	29,178	14,490
Federal funds sold	23,045	19,072
Total Cash and cash equivalents	98,918	70,564
Investment securities:
Held-to-maturity, at amortized cost (fair value $321,702 and $340,648)	347,285	382,447
AFS, at fair value (amortized cost $426,512 and $284,770)	416,314	260,477
Equity securities, at fair value	5,446	428
Loans held-for-sale, at fair value	3,668	7,064
Loans, net of unearned income	4,862,838	4,443,070
Less: ACL - Loans	(36,091)	(35,514)
Net loans	4,826,747	4,407,556

Premises and equipment, net	48,742	38,806
Operating lease right-of-use asset	15,169	7,699
Finance lease right-of-use asset	2,368	2,548
Cash surrender value of life insurance	95,351	51,521
Restricted investment in bank stocks	7,576	7,461
Accrued interest receivable	29,640	26,846
Deferred income taxes	21,416	22,747
Goodwill	136,620	128,160
Core deposit and other intangibles, net	14,657	6,242
Foreclosed assets held-for-sale	7,806	44
Other assets	56,173	50,326
Total Assets	$6,133,896	$5,470,936

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$834,013	$759,169
Interest-bearing transaction accounts	2,829,175	2,330,100
Time	1,551,475	1,600,658
Total Deposits	5,214,663	4,689,927

Short-term borrowings	20,833	2,000
Long-term debt	23,139	23,603
Subordinated debt	—	45,741
Operating lease liability	15,405	8,092
Accrued interest payable	10,942	13,484
Other liabilities	34,856	33,071
Total Liabilities	5,319,838	4,815,918

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized; 23,567,094 issued as of December 31, 2025, and 19,796,519 as of December 31, 2024; 23,047,203 outstanding as of December 31, 2025, and 19,355,797 as of December 31, 2024	23,567	19,797
Additional paid-in capital	589,421	480,491
Retained earnings	219,685	181,597
Accumulated other comprehensive loss	(6,323)	(16,825)
Treasury stock, at cost; 519,891 and 440,722 shares as of December 31, 2025 and December 31, 2024	(12,292)	(10,042)
Total Shareholders’ Equity	814,058	655,018
Total Liabilities and Shareholders' Equity	$6,133,896	$5,470,936
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023
INTEREST INCOME
Loans, including fees	$292,184	$265,522	$218,060
Investment securities:
Taxable	22,301	16,542	16,005
Tax-exempt	1,343	1,464	1,540
Other interest-bearing balances	611	1,127	361
Federal funds sold	7,331	1,928	373
Total Interest Income	323,770	286,583	236,339
INTEREST EXPENSE
Deposits	121,806	116,320	79,295
Short-term borrowings	381	10,575	7,087
Long-term and subordinated debt	2,488	3,017	2,984
Total Interest Expense	124,675	129,912	89,366
Net Interest Income	199,095	156,671	146,973
Provision for credit losses - loans	1,598	2,144	3,295
(Benefit)/provision for credit losses - credit commitments	(301)	(628)	404
Net provision for credit losses	1,297	1,516	3,699
Net Interest Income After Provision for Credit Losses	197,798	155,155	143,274
NONINTEREST INCOME
Fiduciary and wealth management	5,298	4,680	5,059
ATM debit card interchange	3,949	3,851	4,019
Service charges on deposits	2,495	2,176	1,943
Mortgage banking	2,832	2,476	1,353
Mortgage hedging	12	10	324
Net gain on sales of SBA loans	220	347	571
Earnings from cash surrender value of life insurance	1,979	1,141	1,112
Net gain on sales of investment activities	10	—	—
Other	10,047	7,812	5,627
Total Noninterest Income	26,842	22,493	20,008
NONINTEREST EXPENSE
Salaries and employee benefits	78,029	64,098	59,345
Software licensing and utilization	12,562	9,300	7,927
Occupancy, net	9,905	7,571	7,349
Equipment	5,025	4,928	5,121
Shares tax	2,776	2,350	2,713
Legal and professional fees	3,881	4,306	2,945
ATM/card processing	2,682	2,284	2,108
Intangible amortization	3,046	1,784	1,780
FDIC Assessment	3,452	4,170	3,500
Loss/(gain) on sale of foreclosed assets, net	646	80	(144)
Merger and acquisition	11,519	545	5,544
Post-acquisition restructuring	—	—	2,952
Other	18,747	16,200	17,448
Total Noninterest Expense	152,270	117,616	118,588
INCOME BEFORE PROVISION FOR INCOME TAXES	72,370	60,032	44,694
Provision for income taxes	16,122	10,595	7,297
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$56,248	$49,437	$37,397

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$2.59	$2.90	$2.29
Diluted Earnings Per Common Share	$2.55	$2.90	$2.29
Weighted-average basic shares outstanding	21,757,060	17,026,240	16,319,006
Weighted-average diluted shares outstanding	22,022,475	17,070,862	16,350,963
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2025	2024	2023
Net income	$56,248	$49,437	$37,397

Other comprehensive income:

Unrealized gains/(losses) arising during the period on available-for-sale securities, net of income tax.	11,918	(1,550)	1,988

Unrealized holding losses/(gains) arising during the period on interest rate derivatives used in cash flow hedges, net of income tax.	(1,676)	665	820

Change in defined benefit plans, net of income tax. (1)	308	723	(212)

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax. (2)	(48)	(26)	(17)

Total other comprehensive income/(loss)	10,502	(188)	2,579

Total comprehensive income	$66,750	$49,249	$39,976
(1)    The change in defined benefit plans consists primarily of unrecognized actuarial gains (losses) on defined benefit plans during the period.
(2)    The reclassification adjustment for defined benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. amounts are included in other income on the Consolidated Statements of Income within the total noninterest income. See "Note 14 - Postretirement Benefit Plans", to the Consolidated Financial Statements for more information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance, January 1, 2023	16,094,486	$16,094	$386,987	$133,114	$(19,216)	$(4,880)	$512,099

Net income	—	—	—	37,397	—	—	37,397
Total other comprehensive income, net of taxes	—	—	—	—	2,579	—	2,579
Common stock cash dividends declared - $0.80 per share	—	—	—	(12,981)	—	—	(12,981)
Common stock issued to Brunswick shareholders (1)	849,510	850	17,245	—	—	—	18,095
Impact of adopting CECL (2)	—	—	—	(11,548)	—	—	(11,548)
Repurchased stock (216,879 shares)	—	—	(37)	—	—	(4,839)	(4,876)
Employee Stock Purchase Plan	13,459	13	290	—	—	—	303
Director Stock Purchase Plan	7,884	8	171	—	—	—	179
Restricted stock activity	33,590	34	1,069	—	—	—	1,103
Balance, December 31, 2023	16,998,929	$16,999	$405,725	$145,982	$(16,637)	$(9,719)	$542,350

Net income	—	$—	$—	$49,437	$—	$—	$49,437
Total other comprehensive loss, net of taxes	—	—	—	—	(188)	—	(188)
Common stock cash dividends declared - $0.80 per share	—	—	—	(13,822)	—	—	(13,822)
Common stock issuance (3)	2,731,250	2,731	73,225	—	—	—	75,956
Repurchased stock (15,500 shares) (4)	—	—	—	—	—	(323)	(323)
Employee Stock Purchase Plan	19,829	20	418	—	—	—	438
Director Stock Purchase Plan	5,072	5	118	—	—	—	123
Restricted stock activity	41,439	42	1,005	—	—	—	1,047
Balance, December 31, 2024	19,796,519	$19,797	$480,491	$181,597	$(16,825)	$(10,042)	$655,018

Net income	—	$—	$—	$56,248	$—	$—	$56,248
Total other comprehensive income, net of taxes	—	—	—	—	10,502	—	10,502
Common stock cash dividends declared - $0.84 per share	—	—	—	(18,160)	—	—	(18,160)
Common stock issued in business combination (5)	3,506,795	3,507	99,699	—	—	—	103,206
Stock options exercised	147,946	148	6,728	—	—	—	6,876
Repurchased stock (79,169 shares) (4)	—	—	—	—	—	(2,250)	(2,250)
Employee Stock Purchase Plan	19,008	19	497	—	—	—	516
Director Stock Purchase Plan	3,600	4	99	—	—	—	103
Restricted stock activity	93,226	92	1,907	—	—	—	1,999
Balance, December 31, 2025	23,567,094	$23,567	$589,421	$219,685	$(6,323)	$(12,292)	$814,058
(1)    Shares issued as a result of the acquisition of Brunswick Bancorp ("Brunswick").
(2)    The Corporation adopted ASC 326, Financial Instruments - Credit Losses, effective January 1, 2023. See "Note 1 - Summary of Significant Accounting Policies" for further details.
(3)    Shares issued as a result of the underwritten public offering of 2,375,000 shares of common stock at a price of $29.50 per share on November 4, 2024.
(4)    Includes tax effects of repurchased stock.
(5)    Shares issued on April 30, 2025 as a result of the William Penn Acquisition. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

(In thousands)	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net Income	$56,248	$49,437	37,397
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,297	1,516	3,699
Depreciation	4,855	4,866	4,900
Amortization of intangibles	3,046	1,784	1,780
Net amortization of security discounts/premiums	330	397	472
Noncash operating lease expense	2,844	2,184	1,945
Amortization of finance lease right-of-use asset	180	179	180
Earnings on cash surrender value of life insurance	(1,979)	(1,141)	(1,112)
Mortgage loans originated for sale	(103,623)	(113,741)	(82,714)
Proceeds from sales of mortgage loans originated for sale	109,851	113,008	82,687
Gain on sale of mortgage loans	(2,832)	(2,476)	(1,353)
SBA loans originated for sale	(3,426)	(4,603)	(11,211)
Proceeds from sales of SBA loans originated for sale	3,645	4,951	10,640
Gain on sale of SBA loans	(220)	(347)	(571)
Gain on sale of property, plant, and equipment	(51)	(10)	—
Loss/(gain) on sale or write-down of foreclosed assets	646	80	(144)
Discount on subordinated debt	(461)	(613)	(587)
Stock compensation expense	1,999	1,047	1,103
Change in deferred income taxes	13,891	1,516	(1,551)
Increase in accrued interest receivable	(523)	(1,026)	(6,244)
(Increase)/decrease in other assets	(4,114)	(4,988)	9,736
(Decrease)/increase in accrued interest payable	(2,571)	(773)	10,043
Increase/(decrease) in operating lease liability	3,339	(2,123)	(2,540)
(Decrease)/increase in other liabilities	(2,336)	2,264	(4,214)
Net Cash Provided By Operating Activities	80,035	51,388	52,341

Investing Activities:
Proceeds from the sale of available-for-sale securities	—	—	1,751
Proceeds from the maturity or call of available-for-sale securities	60,253	33,756	16,611
Purchases of available-for-sale securities	(201,796)	(72,712)	—
Proceeds from the maturity or call of held-to-maturity securities	34,943	16,356	10,490
Stock dividends received on FHLB and other bank stock	443	1,288	864
(Purchases)/reduction of restricted investment in bank stock	(558)	8,019	(9,317)
Net cash received/(paid) from acquisitions	218,112	(2,676)	1,068
Net increase in loans	(25,515)	(190,658)	(424,939)
Purchases of bank premises and equipment	(8,234)	(6,916)	(2,770)
Proceeds from the sale of premises and equipment	352	163	—
Proceeds from the sale of foreclosed assets	1,891	359	1,256
Proceeds from bank-owned life insurance	1,077	6,683	774
Earnings on bank-owned life insurance	—	(2,566)	(125)
Net change in investments in tax credits and other partnerships	2,201	162	(4,588)
Net Cash Provided by (Used in) Investing Activities	83,169	(208,742)	(408,925)

Financing Activities:
Net (decrease)/increase in deposits	(95,024)	343,715	286,498
Common stock dividends paid	(18,160)	(13,822)	(12,981)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	619	561	482
Proceeds from public offering of common stock	—	75,956	—
Treasury stock purchased	(2,250)	(323)	(4,876)

MID PENN BANCORP, INC.	Consolidated Statements of Cash Flows

Net change in finance lease liability	(146)	(134)	(93)
Proceeds from short-term borrowings	243,583	1,305,482	1,731,919
Repayment of short-term borrowings	(224,750)	(1,545,014)	(1,593,034)
Long-term debt repayment	(318)	(35,266)	(30,449)
Proceeds from long-term debt	—	—	25,000
Subordinated debt redemption	(45,280)	—	(10,000)
Exercise of stock options	6,876	—	—
Net Cash (Used in)/Provided by Financing Activities	(134,850)	131,155	392,466

Net increase/(decrease) in cash and cash equivalents	28,354	(26,199)	35,882
Cash and cash equivalents, beginning of period	70,564	96,763	60,881
Cash and cash equivalents, end of period	$98,918	$70,564	$96,763

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$127,217	$130,685	$77,413
Cash paid for income taxes	5,752	853	7,965

Supplemental Noncash Disclosures:
Recognition of operating lease right-of-use assets	$3,974	$930	$2,100
Recognition of operating lease liabilities	3,974	930	2,100
Loans transferred to foreclosed assets held-for-sale	10,299	164	1,362

Fair value of assets acquired in business combination, excluding cash (1)	$687,522	$1,547	$362,070
Goodwill recorded (1)	7,313	1,129	12,800
Fair value of liabilities assumed in business combination (1)	630,181	—	345,043
Fair value of shares issued in business combination (2)	103,213	—	18,095
(1)Includes the impact of the William Penn Acquisition on April 30, 2025, the Charis Insurance Group acquisition on May 12, 2025, the Commonwealth Benefits Group acquisition on July 31, 2024, and the Brunswick acquisition on May 19, 2023. See "Note 2 - Business Combinations" to the Consolidated Financial Statement for additional information.
(2)This disclosure includes the impact of the William Penn Acquisition on April 30, 2025 and the Brunswick acquisition on May 19, 2023.

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
The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its retail banking offices located throughout Pennsylvania, with a minor portion in New Jersey.
Basis of Presentation
For all periods presented, the accompanying Consolidated Financial Statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and six wholly-owned nonbank subsidiaries, MPB Acquisition Sub I, LLC, which was formed in connection with the acquisition of Cumberland Advisors, LLC. See "Subsequent Events" for additional information, MPB Realty, LLC, MPB Financial Services, LLC, which includes MPB Wealth Management, LLC (which ceased operating during the first quarter of 2024) and MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of December 31, 2025, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All material intercompany accounts and transactions have been eliminated in consolidation.
For comparative purposes, the December 31, 2024 and December 31, 2023 balances have been reclassified, when necessary, to conform to the 2025 presentation. Such reclassifications had no impact on net income or total shareholders’ equity. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. The presentation of short-term borrowings within cash flows from financing activities in the consolidated statements of cash flows has been revised from a net presentation to a gross presentation of proceeds from short-term borrowings and repayments of short-term borrowings. Prior period amounts have been reclassified to conform to the current period presentation. This reclassification had no impact on previously reported net cash flows provided by financing activities.
Subsequent Events
Mid Penn has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2025 for items that should potentially be recognized or disclosed in these consolidated financial statements. The evaluation was conducted through the issuance date of these consolidated financial statements. There were no events or transactions that occurred subsequent to the balance sheet date that would require adjustment to the financial statements.
On January 1, 2026, Mid Penn completed its acquisition of Cumberland Advisors, Inc., a registered investment advisory firm with clients both nationally and internationally. As a result of the acquisition, Mid Penn paid holders of Cumberland Advisors, Inc. common stock $1.6 million in cash and issued approximately 127,020 shares of Mid Penn common stock. As of December 31, 2025, Cumberland had approximately $3.2 billion in assets under management. In connection with the acquisition, Cumberland was merged into a newly formed Mid Penn acquisition subsidiary and now operates as Cumberland Advisors, LLC.

MID PENN BANCORP, INC.
On February 27, 2026, Mid Penn completed its acquisition of 1st Colonial. At the effective time of the Merger, 1st Colonial merged with and into Mid Penn with Mid Penn surviving the Merger. Promptly following the Merger, 1st Colonial Community Bank, 1st Colonial's wholly owned bank subsidiary, merged with and into the Bank with the Bank surviving.
The accounting and reporting policies of Mid Penn conform with accounting principles generally accepted in the United States ("GAAP") and to general practice within the financial services industry. Following is a description of the more significant accounting policies.
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
Material estimates subject to significant change include the allowance for credit losses, expected cash flows and collateral values associated with individually evaluated loans, the carrying value of other real estate owned ("OREO"), the fair value of financial instruments, business combination fair value computations, the valuation of goodwill and other intangible assets, stock-based compensation and deferred income tax assets.
Business Combinations
Business combinations are accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under this method, the Company recognizes the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date.
The determination of the fair values of assets acquired and liabilities assumed requires management to make significant estimates and assumptions. Fair values are generally determined using discounted cash flow methodologies and other valuation techniques that incorporate projected cash flows, estimated credit losses, prepayment assumptions, market interest rates, and other market-based inputs. Projected cash flows are developed using contractual terms adjusted for expected prepayments and credit losses, and are discounted using rates that reflect current market conditions and the risk characteristics of the assets or liabilities. Management may engage independent third-party valuation specialists to assist in determining certain fair values.
The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. If the fair value of the identifiable net assets acquired exceeds the purchase price, the excess is recognized as a bargain purchase gain in earnings on the acquisition date.
Acquisition-related costs, such as legal and advisory fees, are expensed as incurred.
Measurement period adjustments are recorded in the reporting period in which the amounts are determined, if identified within one year of the acquisition date, as permitted by ASC 805.
Significant Group of Concentrations of Credit Risk
Most of the Corporation’s activities are with customers located within Pennsylvania, with a minor portion also occurring in New Jersey. "Note 3 - Investment Securities" discusses the types of investment securities in which the Corporation invests. "Note 4 - Loans and Allowance for Credit Losses - Loans" discusses the types of lending that the Corporation engages in as well as loan concentrations. The Corporation does not have a significant concentration of credit risk with any one customer.
Fair Value Measurements
The Corporation uses estimates of fair value in applying various accounting standards for its consolidated financial statements on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. The Corporation groups its assets and liabilities measured at fair value in three hierarchy levels, based on the observability and transparency of the inputs.

MID PENN BANCORP, INC.
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
Restrictions on Cash and Due from Bank Accounts
The Bank is required by banking regulations to maintain certain minimum cash reserves. As of both December 31, 2025 and 2024, there was no cash reserve balances required to be maintained at the Federal Reserve Bank of Philadelphia because the Bank had sufficient vault cash available.
Debt Investment Securities
Mid Penn determines the classification of investment securities at the time of purchase. If Mid Penn has the intent and the ability at the time of purchase to hold debt securities until maturity, they are classified as held-to-maturity ("HTM"). HTM investment securities are stated at amortized cost. Debt securities Mid Penn does not intend to hold to maturity are classified as available-for-sale ("AFS") and carried at estimated fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of applicable income taxes. Available-for-sale securities are a part of Mid Penn’s asset/liability management strategy and may be sold in response to changes in interest rates, prepayment risk or other market factors. Management has elected to reclassify realized gains and losses out of accumulated other comprehensive income into earnings when securities are sold on the trade date.
Interest income and dividends on securities are recognized in interest income on an accrual basis. Premiums and discounts on debt securities are amortized as an adjustment to interest income over the period to maturity of the related security using the effective interest method. Realized gains or losses on the sale of securities are determined using the specific identification method.
Mid Penn estimates its allowance for credit losses in accordance with ASC 326, which requires entities to measure expected credit losses over the contractual life of financial assets carried at amortized cost, including HTM securities, as well as certain off-balance sheet credit exposures. ASC 326 also provides a targeted impairment model for AFS debt securities.
To comply with ASC 326, Mid Penn conducted a review of its investment portfolio and determined that for certain classes of securities it would be appropriate to assume the expected credit loss to be zero. This zero-credit loss assumption applies to debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. The reasons behind the adoption of the zero-credit loss assumption are as follows:
•High credit rating
•Long history with no credit losses
•Guaranteed by a sovereign entity
•Widely recognized as a "risk-free rate"
•Can print its own currency
•Currency is routinely held by central banks, used in international commerce, and commonly viewed as reserve currency
•Issued or supported by entities with explicit or implicit U.S. government backing

MID PENN BANCORP, INC.
Mid Penn continuously monitors changes in economic conditions, credit ratings, and government guarantees, as well as any other relevant factors that could indicate potential credit deterioration and prompt Mid Penn to reconsider its zero-credit loss assumption.
Mid Penn’s estimated allowance for credit losses on AFS and HTM securities under ASC 326 was deemed immaterial due to the composition of these portfolios. Both portfolios consist primarily of U.S. government agency guaranteed mortgage-backed securities for which the risk of loss is minimal.
AFS Securities
On a quarterly basis, Mid Penn evaluates whether any AFS security has a fair value less than its amortized cost. Once these securities are identified, to determine whether a decline in fair value resulted from a credit loss or other factors, Mid Penn performs further analysis as outlined below:
•Review the extent to which the fair value is less than the amortized cost and consider the security’s lowest credit rating as reported by third-party credit ratings agencies.
•Securities that exceed the credit loss triggers above are subject to additional analysis, which may include, but is not limited to, changes in market interest rates, changes in credit ratings, security type, service area economic conditions, the financial performance of the issuer and/or obligor, and third-party guarantees.
•If Mid Penn determines that a credit loss exists, the credit loss component of the allowance is measured using a DCF analysis based on the effective interest rate as of the security’s purchase date. The amount of credit loss Mid Penn records will be limited to the amount by which the amortized cost exceeds the fair value.
The DCF analysis utilizes contractual maturities, as well as third-party credit ratings and cumulative default rates published annually by a reputable third-party.
As of December 31, 2025, the results of the analysis did not identify any securities that violate the credit loss triggers; therefore, no DCF analysis was performed, and no credit loss was recognized on any of the securities available for sale.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. As of December 31, 2025, accrued interest receivable totaled $1.8 million for AFS securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
HTM Securities
As discussed above, ASC 326 requires institutions to measure expected credit losses on financial assets carried at amortized cost on a collective or pool basis when similar risks exist. Mid Penn uses several levels of segmentation to measure expected credit losses:
•The portfolio is segmented into agency and non-agency securities.
•The non-agency securities are separated into state and political subdivision obligations and corporate debt securities.
Each individual segment is categorized by third-party credit ratings.
As discussed above, Mid Penn has determined that, for certain classes of securities, it is appropriate to assume expected credit losses of zero, including debt issuances of the U.S. Treasury and agencies and instrumentalities of the United States government. This assumption is reviewed and attested to quarterly.
As of December 31, 2025, Mid Penn’s HTM securities totaled $347.3 million. After applying appropriate probability of default and loss given default assumptions, the total amount of current expected credit losses was deemed immaterial. Accordingly, no allowance for credit losses was recorded on HTM securities as of December 31, 2025.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. As of December 31, 2025, accrued interest receivable totaled $1.5 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.

MID PENN BANCORP, INC.
As of December 31, 2025, Mid Penn had no HTM securities that were past due 30 days or more as to principal or interest payments. Mid Penn had no HTM securities classified as nonaccrual as of December 31, 2025.
Equity Securities
The Corporation reports its equity securities with readily determinable fair values at fair value on the Consolidated Balance Sheet, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income. As of December 31, 2025 and 2024, Mid Penn’s equity securities consisted of Community Reinvestment Act funds totaling $5.4 million and $428 thousand, respectively. No equity securities were sold during the years ended December 31, 2025, 2024 and 2023.
Federal Home Loan Bank ("FHLB") and Atlantic Community Bankers' Bank ("ACBB") Stock
The Bank is a member of the FHLB and the ACBB and is required to maintain an investment in the stock of the FHLB and ACBB. No market exists for these stocks, and the Bank’s investment can be liquidated only through redemption by the FHLB or ACBB, at the discretion of and subject to conditions imposed by the FHLB and ACBB. Historically, FHLB and ACBB stock redemptions have been at cost (par value), which equals the Corporation’s carrying value. The Corporation monitors its investment in FHLB and ACBB stock for impairment through review of recent financial results of the FHLB and ACBB including capital adequacy and liquidity position, dividend payment history, redemption history and information from credit agencies. As of December 31, 2025, Management has not identified any indicators of impairment of its FHLB or ACBB stock. During the years ended December 31, 2025, 2024, and 2023 dividends received from the FHLB totaled $443 thousand, $1.3 million, and $864 thousand, respectively.
Investment in Limited Partnership
Mid Penn owns a limited partnership interest in a low-income housing project to construct thirty-seven apartments and common amenities in Dauphin County, Pennsylvania. The total investment in this limited partnership, net of amortization, was $2.9 million and $3.7 million on December 31, 2025 and December 31, 2024, respectively, and is included in other assets on the Consolidated Balance Sheet. All of the units qualified for Federal Low-Income Housing Tax Credits ("LIHTCs") as provided in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment was $7.6 million, and the investment was fully funded over a three-year period beginning in 2018 and ending during the first quarter of 2021. The investment is reported in other assets on the Consolidated Balance Sheet and is being amortized over a ten-year period using the proportional amortization method, which began upon commencement of operations of the facility in December 2021. The project was formally awarded $8.5 million in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2021 through November 2031. Mid Penn received low-income housing tax credits related to this project of $753 thousand for the tax years ended December 31, 2025, 2024, and 2023, respectively. Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.
Mid Penn is a limited partner in a partnership that provides low-income housing in Mechanicsburg, Pennsylvania. The total investment in this limited partnership, net of amortization, was $9.0 million and $9.7 million as of December 31, 2025 and December 31, 2024, respectively, and is included in other assets on the Consolidated Balance Sheet. All of the units qualified for LIHTCs as provided in Section 42 of the Internal Revenue Code of 1986, as amended. The investment in the limited partnership is being amortized over a ten-year period using the proportional amortization method which began upon commencement of operations of the facility in December 2023. The project was formally awarded $12.0 million in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2023 through November 2033. Mid Penn received low-income housing tax credits related to this project of $773 thousand for the tax year ended December 31, 2025, and $1.1 million for the tax year ended December 31, 2024, Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.
Mid Penn owns a limited partnership interest in a low-income housing project to construct/rehabilitate seventeen apartments and two commercial shops in Schuylkill County, Pennsylvania. The total investment in this limited partnership, net of amortization, was $2.7 million and $3.1 million on December 31, 2025 and December 31, 2024, respectively, and is included in the other assets on the Consolidated Balance Sheet. All of the units qualified for LIHTCs as provided in Section 42 of the Internal Revenue Code of 1986, as amended. Mid Penn’s limited partner capital contribution commitment was $4.4 million, and the investment was fully funded over a three-year period beginning in 2020 and ending during the first quarter of 2023. The investment in the limited partnership is reported in other assets on the Consolidated Balance Sheet and is being amortized over a 10-year period using the proportional amortization method which began upon commencement of

MID PENN BANCORP, INC.
operations of the facility in 2023. The project was formally awarded $4.8 million in total LIHTCs by the Pennsylvania Housing Finance Agency, which will be recognized over the ten-year period from December 2023 through November 2033. Mid Penn received low-income housing tax credits related to this project of $442 thousand and $484 thousand for the tax years ended December 31, 2025, and 2024, respectively. Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.
Loans Held-for-Sale
The Corporation has elected to measure mortgage loans held-for-sale at fair value. Derivative financial instruments related to mortgage banking activities are also recorded at fair value, as detailed under the heading "Mortgage Banking Derivative Financial Instruments," below. The Corporation determines fair value for its mortgage loans held-for-sale based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured. Changes in fair values during the period are recorded as components of mortgage banking income on the Consolidated Statements of Income. Interest income earned on mortgage loans held-for-sale is classified in interest income on the Consolidated Statements of Income.
Loans
Loans that management has the intent and ability to hold for the foreseeable future are reported at their outstanding principal balances, net of an allowance for credit losses, unamortized deferred fees and costs and unamortized premiums or discounts. The net amount of nonrefundable loan origination fees and certain direct costs associated with the lending process are deferred and amortized to interest income over the contractual lives of the loans using methods which approximate the level yield method. Discounts and premiums are amortized or accreted to interest income over the estimated term of the loans using methods that approximate the level yield method. Interest income on loans is accrued based on the unpaid principal balance outstanding and the contractual terms of the loan agreements.
A substantial portion of the loan portfolio is comprised of commercial and real estate loans throughout Pennsylvania with a minor portion in New Jersey. The ability of the Corporation’s debtors to honor their contracts is dependent upon the general economic conditions of these areas.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.
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
The Corporation’s non-real estate consumer loans are based on the borrower’s proven earning capacity over the term of the loan. The Corporation monitors payment performance periodically for consumer loans to identify any deterioration in the borrower’s financial strength. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by management and staff. This activity, coupled with a relatively small volume of consumer loans, helps to mitigate risk.

MID PENN BANCORP, INC.
Acquired Loans
At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as purchased credit deteriorated ("PCD") loans. In its evaluation of whether a loan has experienced more than insignificant deterioration in credit quality since origination, Mid Penn takes into consideration loan grades, past due and nonaccrual status. Mid Penn may also consider external credit rating agency ratings for borrowers and for non-commercial loans, FICO score or band, probability of default levels, and number of times past due. At the purchase or acquisition date, the amortized cost basis of PCD loans equals the purchase price plus and an initial estimate of credit losses. The initial recognition of expected credit losses on PCD loans does not impact on net income at the acquisition date. When the initial measurement of expected credit losses on PCD loans is calculated on a pooled loan basis, the expected credit losses are allocated to each loan within the pool based on the relative amortized cost basis. Any difference between the initial amortized cost basis and the unpaid principal balance of the loan represents a noncredit discount or premium, which is accreted (or amortized) into interest income over the life of the loan. Subsequent changes to the ACL on PCD loans are recorded through the provision for credit losses ("PCL"). Loans acquired that do not meet the criteria for PCD are recorded at fair value at the acquisition date. These loans are subsequently evaluated for expected credit losses in accordance with the Corporation's allowance for credit losses methodology, with changes recognized through the provision for credit losses. Any remaining purchase discounts or premiums are accreted (or amortized) over the contractual life of the individual loan.
Loans are charged off against the ACL, with any subsequent recoveries credited back to the ACL account. Expected recoveries may not exceed the aggregate of amounts previously charged off and expected to be charged off.
Loans acquired in the William Penn Acquisition, included in loans, net of unearned interest, on the Consolidated Balance Sheets as of December 31, 2025 totaled $405.3 million. There were no loan acquisitions for the year ended December 31, 2024.
Nonaccrual Loans
The Corporation classifies loans as past due when the payment of principal or interest is 30 days delinquent or greater, based on the contractual next payment due date. The Corporation’s policies related to when loans are placed on nonaccrual status conform to guidelines prescribed by regulatory authorities. Loans are generally placed on nonaccrual status when management determines that principal or interest is not fully collectible, or when principal or interest becomes 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income in the current period and amortization of any discount ceases. Interest payments received thereafter are applied as a reduction to the remaining principal balance unless management believes that the ultimate collection of the principal is likely, in which case payments are recognized in earnings on a cash basis. Loans are removed from nonaccrual status when they become current as to both principal and interest and the collectability of principal and interest is no longer doubtful.
Generally, a nonaccrual loan that is restructured remains on nonaccrual for a reasonable period of time (generally, at least six consecutive months) to demonstrate the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains classified as a nonaccrual loan.
Modifications to Borrowers Experiencing Financial Difficulty
From time to time, the Corporation may modify certain loans to borrowers experiencing financial difficulty. Such modifications may include principal forgiveness, interest rate reductions, payment deferrals, term extensions, or combinations thereof. Loan modifications to borrowers experiencing financial difficulty are evaluated in accordance with applicable accounting guidance and may result in the recognition of new loans.
Allowance for Credit Losses
Mid Penn’s ACL - loans methodology is based upon guidance within FASB ASC Subtopic 326-20. Management also considers regulatory guidance issued by its primary federal regulator. The ACL - loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. Credit quality within the loan portfolio is continuously monitored by management and is reflected within the ACL - loans. The

MID PENN BANCORP, INC.
ACL - loans is an estimate of expected losses inherent within Mid Penn’s existing loan portfolio. The ACL - loans is adjusted through the provision for credit losses and reduced by the charge off of loan amounts, net of recoveries.
The loan loss estimation process involves procedures to appropriately consider the unique characteristics of Mid Penn’s loan portfolio segments. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on historical loss experience, delinquency trends and other relevant credit risk characteristics, adjusted for current conditions and reasonable and supportable forecasts. Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations. Determining the appropriateness of the allowance involves significant judgment by management and requires consideration of factors that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the allowance and credit loss expense.
Mid Penn estimates the ACL using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Mid Penn uses a third-party software application to assist in calculating the quantitative portion of the ACL; however, management is responsible for the selection of methodologies, assumptions, and the resulting allowance estimate. The qualitative portion of the allowance is based on general economic conditions and other internal and external factors affecting Mid Penn as a whole, as well as specific loans. Factors considered include the following: lending process, concentrations of credit, and peer group divergence. The quantitative and qualitative portions of the allowance are added together to determine the total ACL, which reflects management’s expectations of future conditions based on reasonable and supportable forecasts.
The methodology for estimating the amount of expected credit losses reported in the ACL has two basic components: a collective, or pooled, component for loans that share similar risk characteristics, and an asset-specific component involving individual loans that do not share risk characteristics with other loans. In estimating the ACL for the collective component, loans are segregated into loan pools based on loan purpose codes and similar risk characteristics.
The commercial real estate and residential mortgage loan portfolio segments include loans for both commercial and residential properties that are secured by real estate. The underwriting process for these loans includes analysis of the financial position and strength of both the borrower and, if applicable, guarantor, experience with similar projects, market demand and prospects for successful completion of the proposed project within the established budget and schedule, values of underlying collateral, availability of permanent financing, maximum loan-to-value ratios, minimum equity requirements, acceptable amortization periods and minimum debt service coverage requirements, based on property type. The borrower’s financial strength and capacity to repay their obligations remain the primary focus of underwriting. Financial strength is evaluated based upon analytical tools that consider historical and projected cash flows and performance, in addition to analysis of the proposed project for income-producing properties. Additional support offered by guarantors is also considered when applicable. Ultimate repayment of these loans is sensitive to interest rate changes, general economic conditions, liquidity and availability of long-term financing.
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
The consumer loan portfolio segment is comprised of loans which are underwritten after evaluating a borrower’s capacity, credit and collateral. Several factors are considered when assessing a borrower’s capacity, including the borrower’s employment, income, current debt, assets and level of equity in the property. Credit is assessed using a credit report that provides credit scores and the borrower’s current and past information about their credit history. Loan-to-value and debt-to-income ratios, loan amount and lien position are also considered in assessing whether to originate a loan. These borrowers may be more susceptible to downturns in economic trends, including declines in housing prices and increases in unemployment.
Mid Penn utilizes a DCF method to estimate the quantitative portion of the allowance for credit losses for its loan pools. The DCF methodology incorporates historical loss experience, including relevant peer data, adjusted for current conditions and reasonable and supportable forecasts that consider macroeconomic variables such as national unemployment and GDP.

MID PENN BANCORP, INC.
The PD and LGD measures are used in conjunction with prepayment data as inputs into the DCF model to calculate the cash flows at the individual loan level. Contractual cash flows based on loan terms are adjusted for PD, LGD and prepayments to derive loss cash flows. These loss cash flows are discounted by the loan’s effective interest rate to arrive at the discounted cash flow based quantitative loss estimate. The prepayment studies are updated quarterly by a third-party for each applicable pool.
Mid Penn determined that reasonable and supportable forecasts could be developed for a twelve-month period for its loans held-for-investment (LHFI) portfolio. To the extent that the contractual lives of the loans extend beyond this forecast period, Mid Penn applies a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.
Qualitative factors used in the ACL methodology include the following:
•Changes in lending policies, procedures, and underwriting standards
•Changes in portfolio composition and concentrations of credit
•Peer group trends and divergence
The ACL for individual loans, such as nonaccrual and PCD, that do not share risk characteristics with other loans is measured as the difference between the discounted value of expected future cash flows, based on the effective interest rate at origination, and the amortized cost basis of the loan, or the net realizable value. The ACL is the difference between the loan’s net realizable value and its amortized cost basis (net of previous charge-offs and deferred loan fees and costs), except for collateral-dependent loans. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for estimated costs to sell, when repayment is expected to be provided substantially through the sale of the collateral. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or the "as-is" value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on a regular basis based on the inspection date or more often if market conditions are necessitated. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Mid Penn’s Appraisal Review Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. If the calculated expected credit loss is determined to be permanent or not recoverable, the amount of the expected credit loss is charged off.
Loans are charged off against the allowance for credit losses on loans, with any subsequent recoveries credited back to the allowance. Expected recoveries may not exceed the aggregate of amounts previously charged off and expected to be charged off.
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
Bank Premises and Equipment Held-For-Sale
Bank premises and equipment designated as held-for-sale are included in Other Assets on the Balance Sheet and are carried at the lower of cost or market value, and totaled $475 thousand and $702 thousand as of December 31, 2025 and 2024,

MID PENN BANCORP, INC.
respectively. The $228 thousand decrease in balance as of December 31, 2025 related to the writedown of one property in 2025. As of December 31, 2025, one property remained for sale.
Foreclosed Assets Held-for-Sale
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
Bank-Owned Life Insurance ("BOLI")
Mid Penn is the owner and beneficiary of BOLI policies on current and former Mid Penn directors, as well as BOLI policies acquired through the Phoenix, First Priority, Riverview, Brunswick, and William Penn acquisitions covering certain former Miners Bank, First Priority, Riverview, Brunswick, and William Penn employees. These policies are recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement, if applicable. Increases in the cash surrender value of these policies are included in noninterest income in the Consolidated Statements of Income. The Corporation's BOLI policies are invested in general account and hybrid account products that have been underwritten by highly-rated third party insurance carriers.
Mid Penn is also party to certain Split-Dollar Life Insurance Arrangements, and in accordance with GAAP, has accrued a liability related to the postretirement benefit under endorsement split-dollar life insurance arrangements, as well as a liability for the future death benefit obligation.
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the underlying fair value of merged entities. We assess goodwill for impairment annually as of October 31 of each year. The Corporation has one reporting unit, community banking, which includes the Bank, its wholly-owned banking subsidiary. If certain events occur which indicate goodwill might be impaired between annual tests, goodwill must be tested when such events occur. In making this assessment, we use the widely accepted valuation techniques, including the public company market change of control approach and the peer group change of control approach, to determine the fair valuation of the reporting unit. Both approaches include earnings and price-to-tangible book value multiples of comparable public companies, which are applied to the earnings and equity of the reporting unit. The projected tangible book value ("TBV") multiple serves as an indicator of whether the market price or perceived value of the Corporation's tangible assets exceeds its book value. In 2025, the Corporation applied a control premium based on its review of observable transactions and comparable marketplace data. Several factors are considered, such as operating results, business plans, economic projections, anticipated future cash flows, current market data, etc. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. Changes in economic and operating conditions could result in goodwill impairment in future periods. The Corporation did not identify any impairment on its outstanding goodwill from its most recent testing, which was performed as of October 31, 2025.
Core deposit intangible ("CDI") is a measure of the value of checking and savings deposits acquired in business combinations. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding relative to an alternative source of funding. CDI is amortized over the estimated useful lives of the existing deposit relationships acquired, but does not exceed ten years. Significantly all CDI is amortized using the sum-of-the-years'-digits method.
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

MID PENN BANCORP, INC.
operating expenses). The customer list is amortized over a 10 to 20-year projection period, a sufficient time to capture the economic value of the customer list given an assumed customer attrition rate.
The Corporation evaluates such identifiable intangibles for impairment when events and circumstances indicate that its carrying amount may not be recoverable. If an impairment loss is determined to exist, the loss is reflected as an impairment charge in the Consolidated Statements of Income for the period in which such impairment is identified. No impairment charges were required for the years ended December 31, 2025, 2024, or 2023.
Leases
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
Operating lease expense, recognized as a component of occupancy expense on the Consolidated Statements of Income, consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis. Operating lease expense also includes variable lease payments not included in the lease liability and any impairment of the ROU asset. Finance lease expense consists of the amortization of the ROU asset, recognized as a component of occupancy expense and interest expense on the lease liability, which is recorded as a component of other interest expense, both on the Consolidated Statements of Income.
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
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in unrealized gains and losses on securities available-for-sale arising during the period and reclassification adjustments for realized gains and losses on securities available-for-sale included in net income. Mid Penn has an unfunded noncontributory defined benefit plan for directors and other postretirement benefit plans covering full-time employees. These plans utilize assumptions and methods to calculate the fair value of plan assets and recognizing the

MID PENN BANCORP, INC.
overfunded and underfunded status of the plans on its Consolidated Balance Sheet. Gains and losses, prior service costs and credits are recognized in other comprehensive income (loss), net of tax, until they are amortized, or immediately upon curtailment.
Trust and Wealth Management Assets and Income
Assets held by the Bank in a fiduciary or agency capacity for customers of the Bank's Trust and Wealth Management departments of the Bank are not included in the Consolidated Financial Statements since such items are not assets of the Bank. Assets under management totaled $1.0 billion as of December 31, 2025, Trust and wealth income is generally recognized as earned, which is not materially different from recognition on accrual basis.
Revenue Recognition
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
Service Charges on Deposits - consists of cash management, overdraft, non-sufficient fund fees and other service charges on deposit accounts. Revenue is primarily transactional and recognized when earned, which is at the time the respective initiating transaction occurs, and the related service charge is subsequently processed. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to the customers’ accounts.
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
Mid Penn does not exercise significant judgment in the recognition of income, as income is generally not recognized until the related performance obligation has been satisfied.

MID PENN BANCORP, INC.
Derivative Financial Instruments
Loan-level Interest Rate Swaps
The Corporation offers certain derivative products directly to qualified commercial lending clients seeking to manage their interest rate risk. The Corporation economically hedges interest rate swap transactions to execute with commercial lending clients by entering into offsetting interest rate swap transactions with institutional derivatives market participants. Derivative transactions executed as part of this program are not designed as qualifying hedging relationships and are, therefore, carried at fair value with the change in fair value recorded as noninterest income. Because these derivatives generally have mirror-image contractual terms, in addition to collateral provisions which mitigate the impact of non-performance risk, the changes in fair value are expected to substantially offset.
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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the unrealized gain or loss on the derivative is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on the hedged liabilities.
Mortgage Banking Derivative Financial Instruments
In connection with its mortgage banking activities, Mid Penn entered into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, Mid Penn entered into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held-for-sale. Forward sales commitments may also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. The amount necessary to settle each interest rate lock was based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the date fair value is measured.
Income Taxes
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
A valuation allowance is established for deferred tax assets when management determines that it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized. In making such determinations, the Corporation considers all available positive and negative evidence that may impact the realization of deferred tax assets. These considerations include future reversals of existing taxable temporary differences, projected future taxable income, and available tax planning strategies.
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

MID PENN BANCORP, INC.
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
The Corporation is subject to routine audits by taxing jurisdictions; however, there are currently no audits in progress for any tax periods. Management believes it is no longer subject to income tax examinations for years prior to 2022.
The adoption of ASU 2023-09 did not impact the Corporation's accounting for income taxes, but expanded certain income tax disclosure requirements. See Note 16 - Income Taxes for additional information, including the disclosures related to the adoption of ASU 2023-09.
Off-Balance Sheet Arrangements
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
Earnings per Common Share
The Corporation presents basic and diluted earnings per common share ("EPS") data for its common stock. Basic EPS is calculated by dividing the net income attributable to shareholders of the Corporation by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to shareholders and the weighted-average number of shares of common stock outstanding adjusted for the effects of all dilutive potential common shares, including those arising from stock-based compensation awards such as restricted stock and stock options, using the treasury stock method.
Treasury Stock
Common stock held in treasury is accounted for using the cost method, which treats stock held in treasury as a reduction to total stockholders’ equity. The shares may be purchased in the open market or in privately negotiated transactions from

MID PENN BANCORP, INC.
time to time depending upon the market conditions and other factors over a one-year period or such longer period of time as may be necessary to complete such repurchases.
Recent Accounting Pronouncements
Accounting Standards Adopted in 2025
ASU 2023-09: The FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.
ASU 2023-09 amends the ASC to enhance income tax disclosures by requiring entities to disclose income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes. Additionally, entities are required to disclose amounts greater than 5% of the total income taxes paid to an individual jurisdiction. The Company adopted this standard on a prospective basis in 2025. Prior period amounts were not adjusted. Adoption did not have a material impact on the Company's consolidated financial statements.
ASU 2024-02: The FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements.
This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The Company adopted this standard in 2025. Adoption did not have a material impact on the Company's consolidated financial statements.
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
ASU 2025-08 - The FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans
The amendments in this ASU apply to all entities subject to the guidance in Topic 326, including public business entities, private companies, and not-for-profit entities. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the impact of this guidance on its consolidated financial statements. While the adoption of this ASU is not expected to have a material impact on the Company's existing loan portfolio, it may impact the accounting for future loan acquisitions and business acquisitions.
ASU 2025-09 - The FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements
The amendments in this ASU refine hedge accounting guidance to better align accounting with risk management strategies. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods therein. Early adoption is permitted. ASU 2025-09 is not expected to have a significant impact on the Corporation's financial statements.
ASU 2025-11 - The FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements
The amendments in this ASU clarify and improve guidance on interim financial statements and disclosures. The amendments will be effective for interim reporting periods within annual periods beginning after December 15, 2027, for public business entities. Early adoption is permitted. The Company is evaluating the effects of the ASU and does not expect adoption to have a material impact on its consolidated financial statements.
ASU 2025-12 - The FASB issued ASU 2025-12, Codification Improvements
The amendments in this ASU clarify and correct existing guidance in the Accounting Standards Codification. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. ASU 2025-12 is not expected to have a significant impact on the Corporation's consolidated financial statements.
Management does not expect the adoption of any other recently issued accounting standards to have a material impact on the Corporation's consolidated financial statements.

MID PENN BANCORP, INC.
Note 2 -    Business Combinations
Commonwealth Benefits Group Acquisition
On July 31, 2024, Mid Penn acquired the insurance business and related accounts of a full-service employee benefits firm that serves mid to large employers across central and eastern Pennsylvania, northern Maryland, and northern Virginia, for a purchase price of $2.0 million at closing and an additional $800 thousand potentially payable pursuant to a three-year earnout.
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
Mid Penn incurred expenses related to the Charis Insurance Group acquisition of $164 thousand for the year ended December 31, 2025, which is included in noninterest expense in the Consolidated Statements of Income.
William Penn Acquisition
On April 30, 2025, Mid Penn completed its acquisition of 100% of the outstanding shares of William Penn through the merger of William Penn with and into Mid Penn.
This transaction included the acquisition of 12 branches, further expanding Mid Penn's presence in the Philadelphia region and surrounding counties in Pennsylvania and New Jersey.
The merger was an all-stock transaction valued at approximately $103.2 million, based on Mid Penn's common stock closing price of $29.05 on April 30, 2025. Each share of William Penn common stock issued and outstanding as of April 30, 2025, was converted into 0.426 shares of Mid Penn common stock. As a result of the acquisition, Mid Penn issued 3,506,795 shares of Mid Penn common stock as consideration for the $103.2 million purchase price. The Corporation also granted replacement awards for 538,447 stock options, with a fair value of $3.1 million to continuing employees of William Penn. Of this amount, $1.3 million related to pre-combination vesting and was included in purchase price consideration, and $1.8 million related to post-combination vesting and will be recognized as expense of the combined company over the remaining vesting period.
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
Mid Penn incurred merger-related expenses related to the William Penn Acquisition of $10.1 million for the year ended December 31, 2025, respectively, which is included in noninterest expense in the Consolidated Statements of Income.
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

MID PENN BANCORP, INC.
As part of the William Penn Acquisition, Mid Penn acquired non-PCD and PCD loans and leases of $355.5 million and $49.8 million, respectively. The initial provision expense for non-PCD loans associated with the William Penn Acquisition was $2.3 million. The non-credit discount on the PCD loans and leases was $15 thousand and the Day 1 fair value adjustment was $343 thousand.
Estimated fair values of the assets acquired and liabilities assumed in the William Penn Acquisition as of the closing date are as follows:

(In thousands)
Assets acquired:
Cash and cash equivalents	$41,404
Federal funds sold	553
Investment securities	186,564
Loans	405,271
Core deposit intangible	9,002
Premises and equipment	6,858
Operating lease right-of-use asset	6,340
Cash surrender value of life insurance	42,928
Deferred income taxes	15,399
Accrued interest receivable	2,271
Other assets	9,947
Total assets acquired	$726,537
Liabilities assumed:
Deposits:
Noninterest-bearing demand	$61,677
Interest-bearing demand	121,522
Money market	178,285
Savings	76,983
Time	181,293
Operating lease liability	6,340
Accrued interest payable	29
Other liabilities	4,052
Total liabilities assumed	$630,181

Consideration transferred	$103,213

Fair value of common stock issued	103,206
Cash paid in lieu of fractional shares	7
Total	$103,213

Reconciliation to consideration transferred:
Total assets acquired	726,537
Total liabilities assumed	630,181
Net assets acquired	96,356
Goodwill	6,857
Consideration transferred	$103,213

MID PENN BANCORP, INC.
The fair values of assets acquired and liabilities assumed are based on preliminary estimates and, as permitted under GAAP, Mid Penn has up to twelve months following the date of the merger to finalize the fair values of the acquired assets and assumed liabilities related to the merger. During the year ended December 31, 2025, the Company recorded measurement period adjustments related primarily to income taxes, resulting in a decrease to goodwill of $1.1 million. The Company remains within the one-year measurement period as of December 31, 2025.
From the acquisition date of April 30, 2025 through December 31, 2025, William Penn contributed approximately $14.2 million of total revenue and $653 thousand of net income to Mid Penn's consolidated results for the year ended December 31, 2025.
The following supplemental unaudited pro forma information presents certain financial results for the year ended December 31, 2025 and 2024 as if the merger of William Penn was effective as of January 1, 2024. The supplemental unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the results of operations of the combined company that would have been achieved for the periods presented had the transaction been completed as of the date indicated or that may be achieved in the future.

	(Unaudited)
(In thousands)	Year Ended December 31,
	2025	2024
Net interest income after provision for credit losses - loans	$206,082	$172,535
Noninterest income	27,977	25,476
Noninterest expense	152,449	139,678
Net income	$56,676	$48,229
1st Colonial Acquisition
On September 24, 2025, Mid Penn entered into a Merger Agreement with 1st Colonial, in a cash and stock deal valued at nearly $101 million. On February 27, 2026, Mid Penn completed its acquisition of 1st Colonial. At the effective time of the Merger, 1st Colonial merged with and into Mid Penn with Mid Penn surviving the Merger. Promptly following the Merger, 1st Colonial Community Bank, 1st Colonial's wholly owned bank subsidiary, merged with and into the Bank with the Bank surviving.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of 1st Colonial's common stock, par value $0.0 per share, issued and outstanding immediately prior to the effective time of the Merger, was converted into the right to receive, at the election of the holder of such shares of 1st Colonial common stock, and subject to adjustment and proration as described in the Merger Agreement, either (a) 0.6945 of a share of Mid Penn common stock and cash in lieu of fractional shares or (b) $18.50 in cash.
Cumberland Advisors Acquisition
On September 25, 2025, Mid Penn entered into an agreement to acquire Cumberland Advisors, Inc., a registered investment advisory firm, for a purchase price at closing of $5.5 million, and the acquisition was completed on January 1, 2026. Seventy percent of the purchase price was paid in Mid Penn common stock, with the remaining balance paid in cash. The agreement also provides for a potential additional cash payment by Mid Penn of up to $1.0 million pursuant to an earn-out arrangement, as well as the issuance of approximately 300,000 stock appreciation rights having a maximum aggregate value of $1.2 million.

MID PENN BANCORP, INC.
Note 3 -    Investment Securities
AFS Securities
As of December 31, 2025, the fair value of AFS securities totaled $416.3 million. As of December 31, 2025, no securities were identified that violated credit loss triggers; therefore, no discounted cash flow analysis was required. As of December 31, 2025, the Corporation recorded no allowance for credit losses on any available-for-sale debt securities.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. As of December 31, 2025, accrued interest receivable totaled $1.8 million for AFS securities, and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
HTM Securities
As of December 31, 2025, Mid Penn’s HTM securities totaled $347.3 million. The Corporation primarily held highly rated HTM securities, including taxable and tax-exempt securities issued mainly by the U.S government, state governments, and political subdivisions. As of December 31, 2025, the majority of Mid Penn's HTM securities were rated as A1/BBB by Moody's and/or Standard & Poor's ratings services. Credit ratings of HTM securities, which are a key factor in estimating expected credit losses, are reviewed on a quarterly basis. Management has the intent and ability to hold these securities to maturity.
As of December 31, 2025, there were no HTM securities that were past due 30 days or more as to principal or interest payments. Additionally, Mid Penn had no HTM securities classified as nonaccrual as of December 31, 2025. As of December 31, 2025, the Corporation recorded no allowance for credit losses on any held-to-maturity debt securities.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. As of December 31, 2025, accrued interest receivable totaled $1.5 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
The following tables set forth the amortized cost and estimated fair value of investment securities for the periods presented:

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$19,446	$—	$380	$19,066
Mortgage-backed U.S. government agencies	361,109	3,788	11,500	353,397
State and political subdivision obligations	4,319	—	485	3,834
Corporate debt securities	41,638	249	1,870	40,017
Total available-for-sale debt securities	$426,512	$4,037	$14,235	$416,314
Held-to-maturity
U.S. Treasury and U.S. government agencies	$231,980	$—	$16,566	$215,414
Mortgage-backed U.S. government agencies	32,418	4	3,747	28,675
State and political subdivision obligations	67,441	12	4,043	63,410
Corporate debt securities	15,446	—	1,243	14,203
Total held-to-maturity debt securities	347,285	16	25,599	321,702
Total	$773,797	$4,053	$39,834	$738,016

MID PENN BANCORP, INC.

	December 31, 2024
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$22,247	$—	$740	$21,507
Mortgage-backed U.S. government agencies	222,464	11	19,531	202,944
State and political subdivision obligations	4,309	—	713	3,596
Corporate debt securities	35,750	—	3,320	32,430
Total available-for-sale debt securities	$284,770	$11	$24,304	$260,477
Held-to-maturity
U.S. Treasury and U.S. government agencies	$241,941	$—	$28,133	$213,808
Mortgage-backed U.S. government agencies	37,593	—	5,508	32,085
State and political subdivision obligations	77,462	—	6,840	70,622
Corporate debt securities	25,451	—	1,318	24,133
Total held-to-maturity debt securities	382,447	—	41,799	340,648
Total	$667,217	$11	$66,103	$601,125
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
Investment securities having a fair value of $544.7 million as of December 31, 2025, and $440.0 million as of December 31, 2024, were pledged primarily to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $162.5 million as of December 31, 2025 and $156.0 million as of December 31, 2024.

MID PENN BANCORP, INC.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2025	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	10	$19,066	$380	10	$19,066	$380
Mortgage-backed U.S. government agencies	27	208,676	141	91	144,721	11,359	118	353,397	11,500
State and political subdivision obligations	1	24	—	8	3,810	485	9	3,834	485
Corporate debt securities	8	18,573	64	14	21,444	1,806	22	40,017	1,870
Total available-for-sale debt securities	36	$227,273	$205	123	$189,041	$14,030	159	$416,314	$14,235

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	137	$215,414	$16,566	137	$215,414	$16,566
Mortgage-backed U.S. government agencies	4	423	—	60	28,252	3,747	64	28,675	3,747
State and political subdivision obligations	12	4,401	2	139	59,009	4,041	151	63,410	4,043
Corporate debt securities	3	3,368	128	9	10,835	1,115	12	14,203	1,243
Total held-to-maturity debt securities	19	8,192	130	345	313,510	25,469	364	321,702	25,599
Total	55	$235,465	$335	468	$502,551	$39,499	523	$738,016	$39,834

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2024	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	12	$21,507	$740	12	$21,507	$740
Mortgage-backed U.S. government agencies	9	72,499	1,847	91	130,445	17,684	100	202,944	19,531
State and political subdivision obligations	—	—	—	8	3,596	713	8	3,596	713
Corporate debt securities	—	—	—	18	32,430	3,320	18	32,430	3,320
Total available-for-sale securities	9	$72,499	$1,847	129	$187,978	$22,457	138	$260,477	$24,304

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	143	$213,808	$28,133	143	$213,808	$28,133
Mortgage-backed U.S. government agencies	2	163	1	62	31,922	5,507	64	32,085	5,508
State and political subdivision obligations	8	3,176	30	169	67,446	6,810	177	70,622	6,840
Corporate debt securities	4	10,500	—	11	13,633	1,318	15	24,133	1,318
Total held-to-maturity securities	14	13,839	31	385	326,809	41,768	399	340,648	41,799
Total	23	$86,338	$1,878	514	$514,787	$64,225	537	$601,125	$66,103
As of December 31, 2025 and 2024, the majority of the unrealized losses on securities in an unrealized loss position were attributable to U.S. Treasury and U.S. government agencies, and mortgage-backed U.S. government agencies.
The Corporation evaluates debt securities for credit losses in accordance with ASC 326. Mid Penn had no securities considered by management to be credit related losses as of December 31, 2025 and December 31, 2024, and did not record any securities losses in the respective periods ended on these dates. Mid Penn does not consider the securities with unrealized losses on the respective dates to be credit related losses as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.
There was $10 thousand and zero gross realized gains on the sale of AFS securities as of December 31, 2025 and December 31, 2024, respectively.

MID PENN BANCORP, INC.
The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
December 31, 2025	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$3,000	$2,945	$31,445	$31,080
Due after 1 year but within 5 years	23,742	23,499	140,793	133,953
Due after 5 years but within 10 years	37,817	35,797	131,708	118,463
Due after 10 years	844	676	10,921	9,531
	65,403	62,917	314,867	293,027
Mortgage-backed securities	361,109	353,397	32,418	28,675
	$426,512	$416,314	$347,285	$321,702

MID PENN BANCORP, INC.
Note 4 -    Loans and Allowance for Credit Losses - Loans
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	December 31, 2025	December 31, 2024
Commercial real estate
CRE Nonowner Occupied	$1,364,040	$1,251,010
CRE Owner Occupied	718,864	624,007
Multifamily	419,267	412,900
Farmland	227,816	224,709
Total Commercial real estate	2,729,987	2,512,626
Commercial and industrial	720,031	705,392
Construction
Residential Construction	85,299	99,399
Other Construction	310,390	326,171
Total Construction	395,689	425,570
Residential mortgage
1-4 Family 1st Lien	417,421	313,592
1-4 Family Rental	410,965	336,636
HELOC and Junior Liens	178,116	140,392
Total Residential Mortgage	1,006,502	790,620
Consumer	10,629	8,862
Total loans	$4,862,838	$4,443,070
Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees were $2.8 million and $3.8 million as of December 31, 2025 and 2024, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. As of December 31, 2025, accrued interest receivable for loans totaled $25.7 million with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
The Bank has granted loans to certain of its executive officers, directors, and their related interests. The aggregate amount of these loans was $11.5 million and $13.8 million as of December 31, 2025 and 2024, respectively. During 2025, $705 thousand of new loans, advances and loans to new related parties were extended and repayments totaled $2.3 million. None of these loans were past due, in nonaccrual status, or restructured as of December 31, 2025.
Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of December 31, 2025 and December 31, 2024, are summarized as follows:

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2025
Commercial real estate
CRE Nonowner Occupied	$278	$—	$5,144	$5,422	$1,358,618	$1,364,040	$—
CRE Owner Occupied	2,022	58	901	2,981	715,883	718,864	—
Multifamily	—	196	—	196	419,071	419,267	—
Farmland	—	1,581	46	1,627	226,189	227,816	—
Total Commercial real estate	2,300	1,835	6,091	10,226	2,719,761	2,729,987	—
Commercial and industrial	3,740	1,006	6,804	11,550	708,481	720,031	—
Construction
Residential Construction	—	—	—	—	85,299	85,299	—
Other Construction	230	—	—	230	310,160	310,390	—
Total Construction	230	—	—	230	395,459	395,689	—
Residential mortgage
1-4 Family 1st Lien	4,192	165	484	4,841	412,580	417,421	—
1-4 Family Rental	812	1,054	1,047	2,913	408,052	410,965	—
HELOC and Junior Liens	1,474	486	1,815	3,775	174,341	178,116	—
Total Residential Mortgage	6,478	1,705	3,346	11,529	994,973	1,006,502	—
Consumer	7	14	—	21	10,608	10,629	—
Total	$12,755	$4,560	$16,241	$33,556	$4,829,282	$4,862,838	$—

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2024
Commercial real estate
CRE Nonowner Occupied	$1,281	$1,515	$11,658	$14,454	$1,236,556	$1,251,010	$—
CRE Owner Occupied	39	51	262	352	623,655	624,007	—
Multifamily	—	—	—	—	412,900	412,900	—
Farmland	184	—	—	184	224,525	224,709	—
Total Commercial real estate	1,504	1,566	11,920	14,990	2,497,636	2,512,626	—
Commercial and industrial	74	3	794	871	704,521	705,392	—
Construction
Residential Construction	—	—	—	—	99,399	99,399	—
Other Construction	—	—	—	—	326,171	326,171	—
Total Construction	—	—	—	—	425,570	425,570	—
Residential mortgage
1-4 Family 1st Lien	2,853	220	516	3,589	310,003	313,592	—
1-4 Family Rental	374	7	137	518	336,118	336,636	—
HELOC and Junior Liens	724	209	2,157	3,090	137,302	140,392	—
Total Residential Mortgage	3,951	436	2,810	7,197	783,423	790,620	—
Consumer	20	—	—	20	8,842	8,862	—
Total	$5,549	$2,005	$15,524	$23,078	$4,419,992	$4,443,070	$—

MID PENN BANCORP, INC.
Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. There were no loans greater than 90 days past due and still accruing as of December 31, 2025 and 2024.
Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025			December 31, 2024
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate
CRE Nonowner Occupied	$2,873	$2,271	$5,144	$2,622	$11,153	$13,775
CRE Owner Occupied	509	2,043	2,552	—	546	546
Multifamily	—	131	131	—	154	154
Farmland	—	46	46	—	—	—
Total Commercial real estate	3,382	4,491	7,873	2,622	11,853	14,475
Commercial and industrial	10,519	398	10,917	758	3,894	4,652
Residential mortgage
1-4 Family 1st Lien	24	1,188	1,212	—	1,028	1,028
1-4 Family Rental	146	949	1,095	—	176	176
HELOC and Junior Liens	—	1,840	1,840	—	2,279	2,279
Total Residential Mortgage	170	3,977	4,147	—	3,483	3,483
Consumer	—	14	14	—	—	—
Total loans	$14,071	$8,880	$22,951	$3,380	$19,230	$22,610
During the years ended December 31, 2025 and 2024, the amount of interest income recognized on nonaccrual loans was approximately $1.9 million and $584 thousand, respectively.
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
The following table presents risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal:

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2025	2024	2023	2022	2021	Prior		Total
CRE Nonowner Occupied
Pass	$156,421	$98,728	$188,873	$358,610	$156,310	$375,646	$16,109	$1,350,697
Special mention	—	—	1,698	—	—	90	—	1,788
Substandard or lower	—	—	1,540	—	—	10,015	—	11,555
Total CRE Nonowner Occupied	156,421	98,728	192,111	358,610	156,310	385,751	16,109	1,364,040
Gross charge-offs	—	—	—	(691)	—	(394)	—	(1,085)
Current period recoveries	—	—	—	301	—	4	—	305
Net charge-offs	—	—	—	(390)	—	(390)	—	(780)
CRE Owner Occupied
Pass	119,632	65,978	97,419	105,690	64,478	239,464	16,370	709,031
Special mention	—	—	922	1,576	172	2,939	—	5,609
Substandard or lower	—	181	—	1,888	177	1,978	—	4,224
Total CRE Owner Occupied	119,632	66,159	98,341	109,154	64,827	244,381	16,370	718,864
Gross charge-offs	—	(346)	—	—	—	—	—	(346)
Net charge-offs	—	(346)	—	—	—	—	—	(346)
Multifamily
Pass	37,788	4,816	62,305	156,236	68,254	86,424	3,271	419,094
Special mention	—	—	—	—	—	42	—	42
Substandard or lower	—	—	—	—	—	131	—	131

MID PENN BANCORP, INC.

Total Multifamily	37,788	4,816	62,305	156,236	68,254	86,597	3,271	419,267
Farmland
Pass	29,858	23,228	24,273	51,055	36,651	44,326	15,255	224,646
Special mention	—	—	428	—	—	—	—	428
Substandard or lower	—	—	397	—	2,299	46	—	2,742
Total Farmland	29,858	23,228	25,098	51,055	38,950	44,372	15,255	227,816
Commercial and industrial
Pass	96,562	89,541	70,773	64,532	41,663	90,534	240,497	694,102
Special mention	—	—	—	87	—	1,495	—	1,582
Substandard or lower	—	115	15,663	500	1,249	1,299	5,521	24,347
Total Commercial and industrial	96,562	89,656	86,436	65,119	42,912	93,328	246,018	720,031
Gross charge-offs	—	—	—	—	—	(294)	—	(294)
Current period recoveries	—	—	1	—	—	8	—	9
Net charge-offs	—	—	1	—	—	(286)	—	(285)
Residential Construction
Pass	29,399	27,382	17,469	351	—	—	10,698	85,299
Total Residential Construction	29,399	27,382	17,469	351	—	—	10,698	85,299
Other Construction
Pass	64,396	79,617	74,890	42,758	7,790	12,387	28,552	310,390
Total Other Construction	64,396	79,617	74,890	42,758	7,790	12,387	28,552	310,390
1-4 Family 1st Lien
Performing	57,120	28,810	59,920	49,052	38,466	179,375	1,489	414,232
Nonperforming	—	—	100	48	—	3,041	—	3,189
Total 1-4 Family 1st Lien	57,120	28,810	60,020	49,100	38,466	182,416	1,489	417,421
Current period recoveries	—	—	—	—	—	90	—	90
Net recoveries	—	—	—	—	—	90	—	90
1-4 Family Rental
Performing	46,766	22,067	45,885	99,841	59,781	131,001	2,154	407,495
Nonperforming	—	—	292	—	1,572	1,606	—	3,470
Total 1-4 Family Rental	46,766	22,067	46,177	99,841	61,353	132,607	2,154	410,965
HELOC and Junior Liens
Performing	8,403	5,050	17,397	8,447	4,815	14,180	115,728	174,020
Nonperforming	—	1,151	93	152	—	1,699	1,001	4,096
Total HELOC and Junior Liens	8,403	6,201	17,490	8,599	4,815	15,879	116,729	178,116
Consumer
Performing	5,143	1,169	829	276	265	702	2,216	10,600
Nonperforming	—	—	29	—	—	—	—	29
Total Consumer	5,143	1,169	858	276	265	702	2,216	10,629
Gross charge-offs	—	—	—	—	—	(98)	—	(98)
Current period recoveries	—	—	—	—	—	55	—	55
Net charge-offs	—	—	—	—	—	(43)	—	(43)
Total

MID PENN BANCORP, INC.

Pass	534,056	389,290	536,002	779,232	375,146	848,781	330,752	3,793,259
Special mention	—	—	3,048	1,663	172	4,566	—	9,449
Substandard or lower	—	296	17,600	2,388	3,725	13,469	5,521	42,999
Performing	117,432	57,096	124,031	157,616	103,327	325,258	121,587	1,006,347
Nonperforming	—	1,151	514	200	1,572	6,346	1,001	10,784
Total	$651,488	$447,833	$681,195	$941,099	$483,942	$1,198,420	$458,861	$4,862,838

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2024	2023	2022	2021	2020	Prior		Total
CRE Nonowner Occupied
Pass	$85,501	$176,018	$343,072	$152,157	$130,650	$325,478	$11,732	$1,224,608
Special mention	—	—	—	—	—	3,105	—	3,105
Substandard or lower	—	1,515	1,260	—	3,281	17,241	—	23,297
Total CRE Nonowner Occupied	85,501	177,533	344,332	152,157	133,931	345,824	11,732	1,251,010
Current period recoveries	—	—	—	—	—	2	—	2
Net recoveries	—	—	—	—	—	2	—	2
CRE Owner Occupied
Pass	52,922	99,065	106,876	66,160	77,774	199,725	11,630	614,152
Special mention	—	222	4,991	227	—	2,133	—	7,573
Substandard or lower	—	—	—	194	—	2,088	—	2,282
Total CRE Owner Occupied	52,922	99,287	111,867	66,581	77,774	203,946	11,630	624,007
Current period recoveries	—	—	—	—	—	4	—	4
Net recoveries	—	—	—	—	—	4	—	4
Multifamily
Pass	4,843	66,119	118,568	101,871	40,450	78,070	2,771	412,692
Special mention	—	—	—	—	—	54	—	54
Substandard or lower	—	—	—	—	—	154	—	154
Total Multifamily	4,843	66,119	118,568	101,871	40,450	78,278	2,771	412,900
Farmland
Pass	27,449	31,259	56,178	42,693	25,119	24,729	14,801	222,228
Special mention	—	128	—	—	—	2,163	190	2,481
Total Farmland	27,449	31,387	56,178	42,693	25,119	26,892	14,991	224,709
Commercial and industrial
Pass	114,175	106,657	78,702	54,312	21,532	92,723	222,525	690,626
Special mention	—	62	503	31	—	3,534	4,498	8,628
Substandard or lower	—	—	—	892	1,168	1,632	2,446	6,138
Total Commercial and industrial	114,175	106,719	79,205	55,235	22,700	97,889	229,469	705,392
Gross charge-offs	—	(201)	—	—	(206)	(412)	—	(819)

MID PENN BANCORP, INC.

Current period recoveries	—	—	—	—	—	1	—	1
Net charge-offs	—	(201)	—	—	(206)	(411)	—	(818)
Residential construction
Pass	34,275	37,222	15,559	—	—	2,007	10,336	99,399
Total Residential construction	34,275	37,222	15,559	—	—	2,007	10,336	99,399
Other construction
Pass	66,711	94,619	104,439	11,664	10,983	11,928	25,827	326,171
Total Other construction	66,711	94,619	104,439	11,664	10,983	11,928	25,827	326,171
1-4 Family 1st Lien
Performing	27,580	59,762	45,946	34,743	42,727	98,891	2,915	312,564
Nonperforming	—	—	—	—	211	817	—	1,028
Total 1-4 Family 1st Lien	27,580	59,762	45,946	34,743	42,938	99,708	2,915	313,592
Gross charge-offs	—	—	—	—	—	(7)	—	(7)
Current period recoveries	—	—	—	—	—	16	—	16
Net recoveries	—	—	—	—	—	9	—	9
1-4 Family Rental
Performing	28,735	51,488	88,594	59,397	35,222	69,890	2,009	335,335
Nonperforming	—	147	—	—	595	559	—	1,301
Total 1-4 Family Rental	28,735	51,635	88,594	59,397	35,817	70,449	2,009	336,636
Gross charge-offs	—	—	—	—	—	(2)	—	(2)
Current period recoveries	—	—	—	—	—	22	—	22
Net recoveries	—	—	—	—	—	20	—	20
HELOC and Junior Liens
Performing	6,096	16,125	9,856	4,845	2,182	10,887	88,122	138,113
Nonperforming	—	21	—	—	—	1,257	1,001	2,279
Total HELOC and Junior Liens	6,096	16,146	9,856	4,845	2,182	12,144	89,123	140,392
Gross charge-offs	—	—	(21)	—	—	—	—	(21)
Net charge-offs	—	—	(21)	—	—	—	—	(21)
Consumer
Performing	4,214	972	354	394	107	234	2,587	8,862
Total Consumer	4,214	972	354	394	107	234	2,587	8,862
Gross charge-offs	—	—	(2)	—	—	(50)	—	(52)
Current period recoveries	—	—	1	—	—	38	—	39
Net charge-offs	—	—	(1)	—	—	(12)	—	(13)
Total
Pass	385,876	610,959	823,394	428,857	306,508	734,660	299,622	3,589,876
Special mention	—	412	5,494	258	—	10,989	4,688	21,841
Substandard or lower	—	1,515	1,260	1,086	4,449	21,115	2,446	31,871
Performing	66,625	128,347	144,750	99,379	80,238	179,902	95,633	794,874
Nonperforming	—	168	—	—	806	2,633	1,001	4,608
Total	$452,501	$741,401	$974,898	$529,580	$392,001	$949,299	$403,390	$4,443,070

MID PENN BANCORP, INC.
Mid Penn had no loans classified as "Doubtful" as of December 31, 2025 and 2024. There was $567 thousand and $861 thousand in mortgage loans for which formal foreclosure proceedings were in process as of December 31, 2025 and December 31, 2024, respectively.
Collateral-Dependent Loans
A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, Mid Penn elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, Mid Penn records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land. Total collateral-dependent loans were $23.0 million as of December 31, 2025 and December 31, 2024.
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
The loan loss estimation process involves procedures to appropriately consider the unique characteristics of Mid Penn’s loan portfolio segments. When computing allowance levels, credit loss assumptions are estimated using a model that categorizes loan pools based on loss history and other credit trends and risk characteristics, including current conditions and reasonable and supportable forecasts about the future. Evaluations of the portfolio and individual credits are inherently subjective, as they require estimates, assumptions and judgments as to the facts and circumstances of particular situations. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. In future periods, evaluations of the overall loan portfolio, in light of the factors and forecasts then prevailing, may result in significant changes in the ACL and credit loss expense.
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
Mid Penn utilizes a DCF method to estimate the quantitative portion of the allowance for credit losses for its loan pools. The DCF is based off of historical losses, including peer data, which is correlated to national unemployment and GDP.
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
Mid Penn determined that reasonable and supportable forecasts could be made for a twelve-month period for all of its loan pools. To the extent the lives of the loans in the Loans held-for-investment (LHFI) portfolio extend beyond this forecast period, Mid Penn uses a reversion period of four quarters and reverts to the historical mean on a straight-line basis over the remaining life of the loans.
Qualitative factors used in the ACL methodology include the following:
•Changes in lending policies, procedures, and underwriting standards
•Changes in portfolio composition and concentrations of credit
•Peer group trends and divergence
The ACL for individual loans, such as nonaccrual and PCD loans, that do not share risk characteristics with other loans is measured as the difference between the discounted value of expected future cash flows, based on the effective interest rate at origination, and the amortized cost basis of the loan, or the net realizable value. The ACL is the difference between the loan’s net realizable value and its amortized cost basis (net of previous charge-offs and deferred loan fees and costs), except for collateral-dependent loans. A loan is collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the sale of the collateral. The expected credit loss for collateral-dependent loans is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral, adjusted for the estimated cost to sell. Fair value estimates for collateral-dependent loans are derived from appraised values based on the current market value or the "as is" value of the collateral, normally from recently received and reviewed appraisals. Current appraisals are ordered on a regular basis based on the inspection date or more often if market conditions necessitate. Appraisals are obtained from state-certified appraisers and are based on certain assumptions, which may include construction or development status and the highest and best use of the property. These appraisals are reviewed by Mid Penn’s Real Estate Administration Department to ensure they are acceptable, and values are adjusted down for costs associated with asset disposal. If the calculated expected credit loss is determined to be permanent or not recoverable, the amount of the expected credit loss is charged off.
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

MID PENN BANCORP, INC.
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
The following table presents the activity in the ACL - loans by portfolio segment for the year ended December 31, 2025 and 2024:

(In thousands)	Balance as of December 31, 2024	PCD Loans	Charge-offs	Recoveries	Net Loans (Charged off) Recovered	Provision/(Benefit) for Credit Losses (1)	Balance as of December 31, 2025
Commercial Real Estate
CRE Nonowner Occupied	$11,047	$89	$(1,085)	$305	$(780)	$(439)	$9,917
CRE Owner Occupied	5,243	100	(346)	—	(346)	1,098	6,095
Multifamily	3,432	31	—	—	—	(2,020)	1,443
Farmland	1,932	—	—	—	—	186	2,118
Commercial and industrial	7,122	36	(294)	9	(285)	2,386	9,259
Construction
Residential Construction	931	—	—	—	—	(454)	477
Other Construction	2,131	—	—	—	—	(667)	1,464
Residential Mortgage
1-4 Family 1st Lien	1,503	37	—	90	90	804	2,434
1-4 Family Rental	1,756	47	—	—	—	492	2,295
HELOC and Junior Liens	392	3	—	—	—	164	559
Consumer	25	—	(98)	55	(43)	48	30
Total	$35,514	$343	$(1,823)	$459	$(1,364)	$1,598	$36,091
(1) Includes a $2.3 million initial provision on non-PCD loans acquired in the William Penn acquisition

MID PENN BANCORP, INC.

(In thousands)	Balance as of December 31, 2023	Charge-offs	Recoveries	Net Loans (Charged off) Recovered	Provision/(Benefit) for Credit Losses	Balance as of December 31, 2024
Commercial Real Estate
CRE Nonowner Occupied	$10,267	$—	$2	$2	$778	$11,047
CRE Owner Occupied	5,646	—	4	4	(407)	5,243
Multifamily	2,202	—	—	—	1,230	3,432
Farmland	2,064	—	—	—	(132)	1,932
Commercial and industrial	7,131	(819)	1	(818)	809	7,122
Construction
Residential Construction	1,256	—	—	—	(325)	931
Other Construction	2,146	—	—	—	(15)	2,131
Residential Mortgage
1-4 Family 1st Lien	1,207	(7)	16	9	287	1,503
1-4 Family Rental	1,859	(2)	22	20	(123)	1,756
HELOC and Junior Liens	389	(21)	—	(21)	24	392
Consumer	20	(52)	39	(13)	18	25
Total	$34,187	$(901)	$84	$(817)	$2,144	$35,514

MID PENN BANCORP, INC.
The following table presents the ACL for loans and the amortized cost basis of loans as of December 31, 2025 and December 31, 2024:

(In thousands)	ACL - Loans			Loans
December 31, 2025	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,374	$543	$9,917	$1,358,896	$5,144	$1,364,040
CRE Owner Occupied	6,020	75	6,095	716,312	2,552	718,864
Multifamily	1,443	—	1,443	419,136	131	419,267
Farmland	2,118	—	2,118	227,770	46	227,816
Commercial and industrial	7,835	1,424	9,259	709,114	10,917	720,031
Construction
Residential Construction	477	—	477	85,299	—	85,299
Other Construction	1,464	—	1,464	310,390	—	310,390
Residential mortgage
1-4 Family 1st Lien	2,434	—	2,434	416,209	1,212	417,421
1-4 Family Rental	2,289	6	2,295	409,870	1,095	410,965
HELOC and Junior Liens	559	—	559	176,276	1,840	178,116
Consumer	30	—	30	10,615	14	10,629
Total	$34,043	$2,048	$36,091	$4,839,887	$22,951	$4,862,838

(In thousands)	ACL - Loans			Loans
December 31, 2024	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,945	$1,102	$11,047	$1,237,235	$13,775	$1,251,010
CRE Owner Occupied	5,243	—	5,243	623,461	546	624,007
Multifamily	3,432	—	3,432	412,746	154	412,900
Farmland	1,932	—	1,932	224,709	—	224,709
Commercial and industrial	6,785	337	7,122	700,740	4,652	705,392
Construction
Residential Construction	931	—	931	99,399	—	99,399
Other Construction	2,131	—	2,131	326,171	—	326,171
Residential mortgage
1-4 Family 1st Lien	1,503	—	1,503	312,564	1,028	313,592
1-4 Family Rental	1,756	—	1,756	336,460	176	336,636
HELOC and Junior Liens	392	—	392	138,113	2,279	140,392
Consumer	25	—	25	8,862	—	8,862
Total	$34,075	$1,439	$35,514	$4,420,460	$22,610	$4,443,070

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
There were no new modifications to borrowers experiencing financial difficulty for the year ended December 31, 2025.
Information related to loans modified (by type of modification) for the year ended December 31, 2024, whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(Dollars in thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Year ended December 31, 2024
Commercial and industrial	$—	$—	$287	$287	0.04%
Residential mortgage
1-4 Family Rental	—	184	—	184	0.05%
HELOC and Junior Liens	—	—	92	92	0.07%
Total Residential Mortgage	—	184	92	276	0.03%
Total loans	$—	$184	$379	$563
The financial effects of the loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added a weighted-average of 2.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.
As of December 31, 2025, there were no defaulted troubled debt restructured loans, as all troubled debt restructured loans were current with respect to their associated forbearance agreements. There were also no defaults on troubled debt restructured loans within twelve months of restructure during 2024.

MID PENN BANCORP, INC.
Note 5 - Premises and Equipment
The following is a summary of premises and equipment as of December 31:

(In thousands)	2025	2024
Land	$8,049	$6,251
Buildings	34,656	28,948
Furniture, fixtures, and equipment	25,770	23,656
Leasehold improvements	3,362	3,317
Capital expenditures in process	739	4,941
Total cost	72,576	67,113
Less accumulated depreciation	(23,834)	(28,307)
Total premises and equipment	$48,742	$38,806
Depreciation expense was $4.9 million in each of 2025, 2024, and 2023. and is included in noninterest expense in the Consolidated Statements of Income.
There were no impairments of premises and equipment recorded during the years ended December 31, 2025, 2024, or 2023.
The Company did not capitalize interest related to premises and equipment during the years ended December 31, 2025, 2024, or 2023.

MID PENN BANCORP, INC.
Note 6 -    Goodwill and Intangible Assets
The following table summarizes the changes in goodwill:

	For the Year Ended December 31,
(In thousands)	2025	2024
Goodwill balance, beginning of year	$128,160	$127,031
Commonwealth Benefits Group acquisition	—	1,129
William Penn Acquisition	6,857	—
Charis Insurance acquisition	1,603	—
Goodwill balance, end of year	$136,620	$128,160
On May 12, 2025, Mid Penn acquired the insurance business and related accounts of Charis Insurance Group, Inc., which provides business home and auto insurance throughout central and southern Pennsylvania. Goodwill totaling $1.6 million was booked as a result of the business combination.
On April 30, 2025, Mid Penn completed the acquisition of William Penn which further expands Mid Penn's presence in the Philadelphia region and surrounding counties in Pennsylvania and New Jersey. Goodwill totaling $6.9 million was booked as a result of the business combination.
On July 31, 2024, Mid Penn acquired the insurance business and related accounts of a full-service employee benefits firm that serves mid to large employers across central and eastern Pennsylvania, northern Maryland, and northern Virginia. Goodwill totaling $1.1 million was booked as a result of this business combination.
The following table presents the gross carrying amount and accumulated amortization of core deposit and other intangibles as of December 31:

(In thousands)	2025	2024
Gross carrying amount of core deposit and other intangibles	$17,703	$8,026
Less: accumulated amortization	(3,046)	(1,784)
Core deposit and other intangibles, net	$14,657	$6,242
The following table summarizes the changes in core deposit intangible:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Core deposit intangible balance, beginning of year	$3,382	$4,649	$4,964
Brunswick core deposit intangibles	—	—	999
William Penn core deposit intangibles	9,002	—	—
Less: Amortization of core deposit intangibles	(2,126)	(1,267)	(1,314)
Core deposit intangible balances, end of year	$10,258	$3,382	$4,649
Core deposit intangibles are amortized using the sum-of-the-years'-digits method over estimated useful lives not to exceed ten years.

MID PENN BANCORP, INC.
The following table shows the amortization expense for future periods:

(In thousands)
2026	$2,340
2027	1,955
2028	1,570
2029	1,297
2030	1,053
Thereafter	2,043
Total	$10,258
Customer List Intangible
As a result of the Commonwealth Benefits Group and Charis Insurance Group acquisitions, Mid Penn recorded a customer list intangible asset included in total intangible assets related to the insurance and wealth management customers assumed in the acquisitions. This intangible is amortized over ten years using the sum-of-the-years’-digits amortization method.
The following table summarizes the changes in the customer list intangible during the years ended December 31:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Customer list intangible balance, beginning of year	$2,799	$1,830	$2,275
Commonwealth Benefits Group acquisition	—	1,481	—
Charis Insurance acquisition	2,199	—	—
Less: Amortization of customer list intangible	(841)	(512)	(445)
Customer list intangible, end of year	$4,157	$2,799	$1,830
The following table shows the amortization expense for future periods:

(In thousands)
2026	$909
2027	793
2028	677
2029	561
2030	445
Thereafter	772
Total	$4,157
Noncompete Intangible
As a result of the Commonwealth Benefits Group and Charis Insurance Group acquisitions, Mid Penn recorded a noncompete intangible asset included in total intangible assets related to the insurance and wealth management customers assumed in the acquisitions. This intangible is amortized over five years using the sum-of-the-years’-digits amortization method.

MID PENN BANCORP, INC.
The following table summarizes the changes in the noncompete intangible during the years ended December 31:

	For the Year Ended December 31,
(In thousands)	2025	2024	2023
Noncompete intangible balance, beginning of year	$61	$—	$—
Commonwealth Benefits Group acquisition	—	67	—
Charis Insurance acquisition	191	—	—
Less: Amortization of noncompete intangible	(51)	(6)	—
Noncompete intangible, end of year	$201	$61	$—
The following table shows the amortization expense for future periods:

(In thousands)
2026	$77
2027	77
2028	40
2029	7
Total	$201
The Corporation performed its annual goodwill impairment assessment as of October 31, 2025, and determined that no impairment existed. No goodwill impairment charges were recorded during the years ended December 31, 2025 or 2024.

MID PENN BANCORP, INC.
Note 7 -    Leases
Mid Penn has operating and finance leases for certain premises and equipment.
Operating and finance lease ROU assets, as well as operating lease liabilities, are presented as separate line items on the Consolidated Balance Sheet, while finance lease liabilities are classified as a component of long-term debt.
Supplemental consolidated balance sheet information for each lease classification as of December 31 was as follows:

	2025		2024
(Dollars in thousands)	Operating Leases	Finance Leases	Operating Leases	Finance Leases
ROU	$15,169	$2,368	$7,699	$2,548
Lease liability	15,405	2,917	8,092	3,063
Weighted-average remaining lease term (in years)	5.61	13.17	5.12	14.17
Weighted-average discount rate	4.13%	3.81%	3.68%	3.81%
Interest expense on finance lease liabilities is included in other interest expense. Operating lease cost and amortization of finance lease ROU assets are included in occupancy expense on Mid Penn’s Consolidated Statements of Income.
The following table provides a summary of lease costs for the years ended December 31:

(In thousands)	2025	2024	2023
Finance lease cost:
Amortization of ROU asset	$180	$179	$180
Interest expense on lease liability	113	119	123
Total finance lease cost	293	298	303
Operating lease cost	3,328	2,322	2,081
Sublease income (1)	—	(21)	(29)
Total lease costs	$3,621	$2,599	$2,355
(1) Sublease income relates to excess office space leased to third parties under operating subleases.

Rental expense paid to related parties totaled $185 thousand for the year ended December 31, 2025 and $274 thousand for the years ended December 31, 2024 and 2023, respectively.
Supplemental cash flow information related to operating and finance leases for the years ended December 31 was as follows:

(In thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$113	$119
Operating cash flows from operating leases	3,318	2,382
Financing cash flows from finance leases	146	134

MID PENN BANCORP, INC.
A maturity analysis of operating and finance lease liabilities, together with a reconciliation of the undiscounted cash flows to the related lease liability balances, is presented below:

	December 31, 2025
(In thousands)	Operating Leases	Finance Leases
Lease payments due:
2026	$4,075	$260
2027	3,747	260
2028	2,616	260
2029	2,291	276
2030	1,625	279
Thereafter	2,795	2,397
Total lease payments	17,149	3,732
Less: imputed interest	(1,744)	(815)
Present value of lease liabilities	$15,405	$2,917
Future minimum lease payments to related parties are $178 thousand for 2026, 2027, 2028, 2029, $181 thousand for 2030 and $457 thousand thereafter.
Certain leases contain renewal options. Lease terms include renewal periods when the Corporation is reasonably certain to exercise such options in accordance with ASC 842.
There were no sale-leaseback transactions or leveraged leases during the years ended December 31, 2025 or 2024.

MID PENN BANCORP, INC.
Note 8 - Deposits
Deposits consisted of the following as of December 31, 2025 and 2024:

(Dollars in thousands)	December 31, 2025	% of Total Deposits	December 31, 2024	% of Total Deposits
Noninterest-bearing demand deposits	$834,013	16.0%	$759,169	16.2%
Interest-bearing demand deposits	1,278,940	24.5%	1,101,444	23.5%
Money market	1,226,171	23.5%	968,398	20.6%
Savings	324,064	6.2%	260,258	5.5%
Total demand and savings	3,663,188	70.2%	3,089,269	65.9%
Time	1,551,475	29.8%	1,600,658	34.1%
Total deposits	$5,214,663	100.0%	$4,689,927	100.0%
The scheduled maturities of time deposits as of December 31, 2025 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2026	$1,026,518	$362,344
Maturing in 2027	107,392	10,203
Maturing in 2028	24,792	3,608
Maturing in 2029	8,465	260
Maturing in 2030	5,812	682
Maturing thereafter	3,654	867
	$1,176,633	$377,964
Mid Penn had $97.5 million of brokered certificates of deposit as of December 31, 2025 and $319.8 million as of December 31, 2024. As of December 31, 2025 and 2024, Mid Penn had $83.2 million and $73.3 million, respectively, of Certificate of Deposit Account Registry ("CDAR") deposits.
Deposits and other funds from related parties held by Mid Penn amounted to $29.3 million and $31.8 million as of December 31, 2025 and 2024, respectively.

MID PENN BANCORP, INC.
Note 9 - Short-term Borrowings
Total short-term borrowings were $20.8 million as of December 31, 2025 and $2.0 million as of December 31, 2024, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than one year. Federal funds purchased from correspondent banks mature in one business day and are repriced daily based on the federal funds rate. Advances from the FHLB are collateralized by the Bank's investment in FHLB common stock and by a blanket lien on selected loan receivables, comprised principally of real estate secured loans. As of December 31, 2025, the amount of loans pledged totaled $2.7 billion. As of December 31, 2025, the Bank's unused short-term borrowing capacity with the FHLB totaled $1.7 billion (equal to $1.9 billion of maximum borrowing capacity less the aggregate amount of FHLB letters of credit securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also maintained unused overnight lines of credit with other correspondent banks totaling $35.0 million as of December 31, 2025. No draws have been made on these lines of credit and on December 31, 2025 and 2024, the balance was $0.
Note 10 - Long-term Debt
The following table presents a summary of long-term debt as of December 31:

(Dollars in thousands)	December 31, 2025	December 31, 2024
FHLB fixed rate instruments:
Due February 2026, 4.51%	$20,000	$20,000
Due August 2026, 4.80%	212	523
Due February 2027, 6.71%	10	17
Total FHLB fixed rate instruments	20,222	20,540
Finance lease obligations included in long-term debt	2,917	3,063
Total long-term debt	$23,139	$23,603
Mid Penn prepaid no FHLB fixed rate instruments during the years ended December 31, 2025 and 2024.
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. As of December 31, 2025, and 2024, the Bank had long-term debt outstanding in the amount of $23.1 million and $23.6 million, respectively, consisting of FHLB fixed rate instruments, and a finance lease liability.
The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans. Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipalities and school district customers, which are used as a legally allowable alternative to investment in securities. These FHLB letter of credit commitments totaled $162.5 million and $156.0 million as of December 31, 2025 and 2024, respectively.
During the first quarter of 2019, Mid Penn entered into a lease agreement for one facility under a non-cancelable finance lease, which commenced March 1, 2019 and expires February 28, 2039 and is included in long-term debt on the Consolidated Balance Sheets. See "Note 7 - Leases", for more information related to Mid Penn’s finance lease obligation.
The aggregate principal amounts due on FHLB fixed rate instruments subsequent to December 31, 2025, are as follows:

(In thousands)
2026	$20,220
2027	2
$20,222

MID PENN BANCORP, INC.
Note 11 - Subordinated Debt
Subordinated Debt Assumed November 2021 with the Riverview Acquisition
On November 30, 2021, Mid Penn completed its acquisition of Riverview and assumed $25.0 million of Subordinated Notes (the "Riverview Notes"). In accordance with purchase accounting principles, the Riverview Notes were recorded at fair value, including a premium of $2.3 million. The notes were treated as Tier 2 capital for regulatory reporting purposes.
The Riverview Notes were issued by Riverview on October 6, 2020 in a private placement to certain qualified institutional buyers and accredited institutional investors. The Riverview Notes had a maturity date of October 15, 2030 and initially bore interest at a fixed rate of 5.75% per annum before converting to a floating rate prior to redemption. The Riverview Notes were redeemable beginning October 15, 2025, and Mid Penn redeemed all of the Riverview Notes on such date.
Subordinated Debt Issued December 2020
On December 22, 2020, Mid Penn issued $12.2 million of subordinated notes due December 2030 (the "December 2020 Notes") in a private placement to accredited investors. The December 2020 Notes were treated as Tier 2 capital for regulatory capital purposes.
The December 2020 Notes initially bore interest at a fixed rate of 4.5% per annum before converting to a floating rate prior to redemption. The December 2020 Notes became redeemable beginning December 31, 2025, and Mid Penn redeemed all of the December 2020 Notes on such date.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn issued $15.0 million of subordinated notes due March 2030 (the "March 2020 Notes") in a private placement to accredited investors. The March 2020 Notes were treated as Tier 2 capital for regulatory capital purposes.
The March 2020 Notes initially bore interest at a fixed rate of 4.0% per annum before converting to a floating rate prior to redemption. The March 2020 Notes became redeemable on March 30, 2025 and Mid Penn redeemed all of the March 2020 Notes in full on June 30, 2025.
Outstanding Balance
As of December 31, 2025, the Company had no subordinated debt outstanding.

MID PENN BANCORP, INC.
Note 12 - Derivative Financial Instruments
Mid Penn manages its exposure to certain interest rate risks through the use of derivative financial instruments; however, none are entered into for speculative purposes. During the year ended December 31, 2025, Mid Penn had outstanding derivative contracts designated as hedges. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
Mortgage Banking Derivative Financial Instruments
In connection with its mortgage banking activities, Mid Penn entered into commitments to originate certain fixed-rate residential mortgage loans for customers, also referred to as interest rate locks. In addition, Mid Penn entered into forward commitments for the future sales or purchases of mortgage-backed securities to or from third-party counterparties to hedge the effect of changes in interest rates on the values of both the interest rate locks and mortgage loans held-for-sale. Forward sales commitments may have also be in the form of commitments to sell individual mortgage loans at a fixed price at a future date. The amount necessary to settle each interest rate lock was based on the price that secondary market investors would pay for loans with similar characteristics, including interest rate and term, as of the measurement date.
Information related to mortgage banking derivative activity is set forth in the following table:

	December 31, 2025		December 31, 2024
(In thousands)	Notional Amount	Asset (Liability) Fair Value	Notional Amount	Asset (Liability) Fair Value
Interest Rate Lock Commitments
Positive Fair Values	$643	$4	$120	$1
Negative Fair Values	170	(1)	1,084	(4)
Forward Commitments
Positive Fair Values	1,129	6	2,380	7
Negative Fair Values	$1,192	$(4)	$1,167	$(6)
For the years ended December 31, 2025, 2024, and 2023, Mid Penn recorded net gains from mortgage banking hedging activity of $12 thousand, $10 thousand, and $324 thousand, respectively.
The following table presents derivative financial instruments and the amount of the net gains or losses recognized within other noninterest income on the Consolidated Statements of Income for the years ended December 31:

(In thousands)	2025	2024
Interest Rate Lock Commitments	$32	$(3)
Forward Commitments	(21)	14
Total	$11	$11
Loan-level Interest Rate Swaps
Mid Penn enters into loan-level interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. Mid Penn simultaneously enters into loan-level interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of the offsetting customer and dealer counterparty swap agreements is that the customer pays a fixed rate of interest, while Mid Penn receives a floating rate. Mid Penn’s loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting.

MID PENN BANCORP, INC.
Information related to loan-level interest rate swaps is set forth in the following table:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Loan-level interest rate swaps on loans with customers
Notional amount	$287,251	$217,150
Weighted-average remaining term (years)	4.16	5.11
Receive fixed rate (weighted-average)	5.13%	4.68%
Pay variable rate (weighted-average)	6.08%	6.64%
Estimated fair value (1)	$8,796	$11,118

(Dollars in thousands)	December 31, 2025	December 31, 2024
Loan-level interest rate swaps on loans with correspondents
Notional amount	$287,251	$217,150
Weighted-average remaining term (years)	4.16	5.11
Receive variable rate (weighted-average)	6.08%	6.64%
Pay fixed rate (weighted-average)	5.13%	4.68%
Estimated fair value (2)	$8,796	$11,118
(1)    The net amount of the estimated fair value is disclosed in Other Liabilities on the Consolidated Balance Sheet.
(2)    The net amount of the estimated fair value is disclosed in Other Assets on the Consolidated Balance Sheet.
Cash Flow Hedges of Interest Rate Risk

Mid Penn’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, Mid Penn primarily uses interest rate swaps as part of its interest rate risk management strategy. During the year ended December 31, 2025, Mid Penn had interest rate swaps designated as cash flow hedges to hedge the cash flows associated with existing brokered CDs.

Information related to cash flow hedges is set forth in the following table:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Cash flow hedges
Notional amount	$75,000	$295,000
Weighted-average remaining term (years)	0.84	1.55
Pay fixed rate (weighted-average)	3.81%	3.64%
Receive variable rate (weighted average)	3.52%	4.10%
Estimated fair value (1)	$211	$2,590
(1)    Estimated fair value, net of accrued interest receivable, is disclosed in Other Assets on the Consolidated Balance Sheet.
For derivatives designated and qualifying as cash flow hedges of interest rate risk, the unrealized gain or loss is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months, Mid Penn estimates that an additional $223 thousand will be reclassified to interest expense.

MID PENN BANCORP, INC.
Note 13 - Fair Value Measurement
Mid Penn uses estimates of fair value in applying various accounting standards to its consolidated financial statements on either a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. Mid Penn groups its assets and liabilities measured at fair value in three hierarchy levels, based on the observability and transparency of the inputs. The fair value hierarchy is as follows:
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
There were no transfers of assets between fair value Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2025 and 2024.
The following tables illustrate the assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$19,066	$—	$19,066
Mortgage-backed U.S. government agencies	—	353,397	—	353,397
State and political subdivision obligations	—	3,834	—	3,834
Corporate debt securities	—	40,017	—	40,017
Equity securities	5,446	—	—	5,446
Loans held-for-sale	—	3,668	—	3,668
Other assets:
Derivative assets	—	9,007	—	9,007
Other liabilities:
Derivative liabilities	—	8,796	—	8,796

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$21,507	$—	$21,507
Mortgage-backed U.S. government agencies	—	202,944	—	202,944
State and political subdivision obligations	—	3,596	—	3,596
Corporate debt securities	—	32,430	—	32,430
Equity securities	428	—	—	428
Loans held-for-sale	—	7,064	—	7,064
Other assets:
Derivative assets	—	13,708	—	13,708
Other liabilities:
Derivative liabilities	—	11,118	—	11,118

MID PENN BANCORP, INC.
The valuation methodologies and assumptions used to estimate the fair value for the items in the preceding tables are as follows:
Available-for-sale investment securities - The fair value of equity and debt securities classified as available-for-sale is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2). Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather, relying on the securities’ relationship to other benchmark quoted prices.
Equity securities - The fair value of equity securities with readily determinable fair values is recorded on the Consolidated Balance Sheet, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income.
Loans held-for-sale - This category includes mortgage loans held-for-sale that are measured at fair value on a recurring basis. Fair values as of December 31, 2025 were measured as the price that secondary market investors were offering for loans with similar characteristics.
Derivative instruments - Interest rate swaps are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as active or liquid as those for more mature Level 1 markets. These markets do, however, have comparable, observable inputs in which an alternative pricing source values these assets to arrive at a fair market value. These characteristics classify interest rate swap agreements as Level 2.
Mortgage banking derivatives - represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps. The fair values of Mid Penn's interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify mortgage banking derivatives as Level 2. See "Note 12 - Derivative Financial Instruments," for additional information.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, upon acquisition or when there is evidence of impairment).
The following table illustrates financial instruments measured at fair value on a nonrecurring basis:

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$20,903	$20,903
Foreclosed assets held-for-sale	—	—	7,806	7,806

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$21,171	$21,171
Foreclosed assets held-for-sale	—	—	44	44
Net loans - This category consists of loans that were individually evaluated for credit losses, net of the related ACL, and have been classified as Level 3 assets. All of Mid Penn’s individually evaluated loans for 2025 and 2024, whether reporting a specific allowance allocation or not, are considered collateral-dependent. Mid Penn utilized Level 3 inputs such as independent appraisals of the underlying collateral, which generally includes Level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.
Foreclosed assets held-for-sale - Values are based on appraisals that consider the sales prices of property in the proximate vicinity.

MID PENN BANCORP, INC.
The following table presents additional information about the valuation techniques for level 3 assets measured at fair value on a nonrecurring basis:

	December 31, 2025
(In thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$20,903	Appraisal of collateral	Appraisal adjustments	8%	-	100%	44.9%
Foreclosed assets held-for-sale	7,806	Appraisal of collateral	Appraisal adjustments	23%	-	100%	39.8%

	December 31, 2024
(In thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$21,171	Appraisal of collateral	Appraisal adjustments	0%	-	100%	5.6%
Foreclosed assets held-for-sale	44	Appraisal of collateral	Appraisal adjustments	26%	-	26%	26.0%

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn’s financial instruments:

	December 31, 2025
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$98,918	$98,918	$—	$—	$98,918
Available-for-sale securities	416,314	—	416,314	—	416,314
Held-to-maturity securities	347,285	—	321,702	—	321,702
Equity securities	5,446	5,446	—	—	5,446
Loans held-for-sale	3,668	—	3,668	—	3,668
Net loans	4,826,747	—	—	4,866,731	4,866,731
Restricted investment in bank stocks	7,576		7,576	—	7,576
Accrued interest receivable	29,640	29,640	—	—	29,640
Derivative assets	9,007	—	9,007	—	9,007
Financial instruments - liabilities
Deposits	$5,214,663	$—	$5,218,656	$—	$5,218,656
Short-term borrowings	20,833	—	20,833	—	20,833
Long-term debt (1)	20,222	—	20,223	—	20,223
Accrued interest payable	10,942	10,942	—	—	10,942
Derivative liabilities	8,796	—	8,796	—	8,796
(1)    Long-term debt excludes finance lease obligations.

MID PENN BANCORP, INC.

	December 31, 2024
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$70,564	$70,564	$—	$—	$70,564
Available-for-sale securities	260,477	—	260,477	—	260,477
Held-to-maturity securities	382,447	—	340,648	—	340,648
Equity securities	428	428	—	—	428
Loans held-for-sale	7,064	—	7,064	—	7,064
Net loans	4,407,556	—	—	4,430,623	4,430,623
Restricted investment in bank stocks	7,461		7,461	—	7,461
Accrued interest receivable	26,846	26,846	—	—	26,846
Derivative assets	13,708	—	13,708	—	13,708
Financial instruments - liabilities
Deposits	$4,689,927	$—	$4,684,548	$—	$4,684,548
Short-term borrowings	2,000	—	2,000	—	2,000
Long-term debt (1)	20,540	—	19,120	—	19,120
Subordinated debt	45,741	—	42,811	—	42,811
Accrued interest payable	13,484	13,484	—	—	13,484
Derivative liabilities	11,118	—	11,118	—	11,118
(1)    Long-term debt excludes finance lease obligations
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of December 31, 2025 and 2024.

MID PENN BANCORP, INC.
Note 14 - Postretirement Benefit Plans
Mid Penn has a postretirement healthcare and life insurance benefit plan, which is noncontributory, covering certain full-time employees. Mid Penn also assumed noncontributory defined benefit pension plans as a result of the acquisitions of Scottdale on January 8, 2018 and Riverview on November 30, 2021. None of Mid Penn’s plans contained a promised interest crediting rate.
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
Life Insurance - Full-time employees who had at least ten years of service as of January 1, 2008 and retire with the Bank after age 55 and at least 20 years of service are eligible for term life insurance coverage. The insurance amount is $50 thousand until age 65, and decreases by $5 thousand per year until age 74. Thereafter, the insurance amount will be $5 thousand. The Corporation's obligation to pay life insurance premiums terminates if the retired employee obtains other employment.
Health Benefit Plan - Full-time employees who had at least 10 years of service as of January 1, 2008 and who retire at age 55 or later, after completion of at least 20 years of service, are eligible for medical benefits. Medical benefits may be provided for up to five years after retirement.
Employees who retired prior to December 31, 2015 may elect the least expensive single coverage in the employer’s group medical plan. If the retiree becomes eligible for Medicare during the five year duration of coverage, the Bank may, at its discretion, pay premiums for Medicare supplemental or similar coverage.
For employees who retired between September 18, 2015 and December 31, 2015, the Bank may pay up to $5 thousand toward postretirement medical coverage.
Employees who retired after December 31, 2015 may not participate in the employer’s group medical plan. Instead, the Bank may reimburse the retiree for up to $5 thousand (grossed up by 36.79% as of December 31, 2025) in medical costs. Reimbursement terminates at any time during the five-year period if the retired employee obtains other employment or the retired employee dies.

MID PENN BANCORP, INC.
The following tables present a reconciliation of the changes in the plan’s health and life insurance benefit obligations and fair value of plan assets for the years ended December 31, 2025 and 2024, and a statement of the funded status as of December 31, 2025 and 2024.

(In thousands)	December 31,
Change in benefit obligations:	2025	2024
Benefit obligations, January 1	$226	$271
Service cost	1	1
Interest cost	11	11
Change in experience	1	(28)
Change in assumptions	5	(7)
Benefit payments	(20)	(22)
Benefit obligations, December 31	$224	$226

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	20	22
Benefit payments	(20)	(22)
Fair value of plan assets, December 31	—	—

Funded status at year end	$(224)	$(226)
Mid Penn has capped the benefit to future retirees under its post-retirement health benefit plan. Employees who had achieved ten years of service as of January 1, 2008 and subsequently retire after at least 20 years of service are eligible for reimbursement of major medical insurance premiums up to $5 thousand if the employee has not yet reached age 65.
Upon becoming eligible for Medicare, Mid Penn may reimburse up to $5 thousand for Medicare Advantage or similar supplemental coverage. The maximum reimbursement period will not exceed five years, regardless of retirement age, and will end upon the participant obtaining other employment or death.
The amount recognized in other liabilities on the Consolidated Balance Sheets as of December 31, is as follows:

(In thousands)	2025	2024
Accrued benefit liability	$224	$226
The amounts recognized in accumulated other comprehensive income as of December 31 consist of:

(In thousands)	2025	2024
Net gain, pretax	$(51)	$(65)
Net prior service cost, pretax	—	—
The accumulated benefit obligation for health and life insurance plans was $224 thousand and $226 thousand as of December 31, 2025 and 2024, respectively.

MID PENN BANCORP, INC.
The components of net periodic postretirement benefit cost for 2025, 2024 and 2023 are as follows:

(In thousands)	2025	2024	2023
Service cost	$1	$1	$1
Interest cost	11	11	13
Amortization of prior service cost	—	—	10
Amortization of net gain	(8)	(7)	(2)
Net periodic postretirement benefit cost	$4	$5	$22
Weighted-average assumptions used in the measurement of Mid Penn's benefit obligations as of December 31 are as follows:

Weighted-average assumptions:	2025	2024
Discount rate	5.07%	5.32%
Rate of compensation increase	—	—
Weighted-average assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31 are as follows:

Weighted-average assumptions:	2025	2024	2023
Discount rate	5.32%	4.67%	4.90%
Rate of compensation increase	—	—	—
Assumed health care cost trend rates as of December 31 are as follows:

	2025	2024	2023
Health care cost trend rate assumed for next year	8.00%	7.00%	7.00%

Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.50%	5.50%	5.50%
Year that the rate reaches the ultimate trend rate	2029	2028	2027
The following table shows the estimated benefit payments for future periods:

(In thousands)
2026	$28
2027	28
2028	27
2029	18
2030	14
2031-2035	67

MID PENN BANCORP, INC.
Directors’ Retirement Plan - Mid Penn had an unfunded defined benefit retirement plan ("Director's Plan") for directors with benefits based on years of service.
On October 1, 2023, the Bank decided to terminate the Plan and pay out any benefits to participants in a lump sum cash payout of $1.3 million, which was paid out on October 1, 2024.
The following tables provide a reconciliation of the changes in the Director's Plan benefit obligations and fair value of plan assets for the years ended December 31, 2025 and 2024, and a statement of the status as of December 31, 2025 and 2024. This Plan was unfunded.

(In thousands)	December 31,
Change in benefit obligations:	2025	2024
Benefit obligations, January 1	$—	$1,306
Service cost	—	—
Interest cost	—	—
Actuarial loss	—	—
Change in assumptions	—	—
Benefit payments	—	(1,306)
Benefit obligations, December 31	$—	$—

Change in fair value of plan assets:
Fair value of plan assets, January 1	$—	$—
Employer contributions	—	1,306
Benefit payments	—	(1,306)
Fair value of plan assets,	—	—

Funded status at year end	$—	$—
Amounts recognized in other liabilities on the Consolidated Balance Sheet as of December 31 are as follows:

(In thousands)	2025	2024
Accrued benefit liability	$—	$—
Amounts recognized in accumulated other comprehensive loss (income) as of December 31 consist of:

(In thousands)	2025	2024
Net prior service cost, pretax	$—	$—
Net loss, pretax	—	—
The accumulated benefit obligation for the retirement plan was zero as of December 31, 2025 and 2024, respectively.
The components of net periodic retirement cost for 2025, 2024 and 2023 are as follows:

(In thousands)	2025	2024	2023
Service cost	$—	$—	$56
Interest cost	—	—	61
Amortization of net loss	—	—	34
Net periodic retirement cost	$—	$—	$151

MID PENN BANCORP, INC.
Weighted-average assumptions used in the measurement of Mid Penn’s benefit obligations as of December 31 are as follows:

Weighted-average assumptions:	2025	2024
Discount rate	—%	—%
Change in consumer price index	—	—
Weighted-average assumptions used in the measurement of Mid Penn’s net periodic benefit cost for the years ended December 31 are as follows:

Weighted-average assumptions:	2025	2024	2023
Discount rate	—%	—%	4.80%
Change in consumer price index	—	—	3.40
The Bank is the owner and beneficiary of insurance policies on the lives of certain officers and directors, which informally fund the retirement plan obligation. The aggregate cash surrender value of these policies was $4.0 million and $4.3 million as of December 31, 2025 and 2024, respectively.
Scottdale Defined Benefit Pension Plan - As a result of the acquisition of Scottdale on January 8, 2018, Mid Penn has assumed a noncontributory defined benefit pension plan ("Scottdale Plan") covering certain former employees of Scottdale. After the acquisition, Mid Penn did not allow for any further participants to join the Plan. Mid Penn’s policy is to fund pension benefits as accrued. The Scottdale Plan’s assets are managed by the trust department of the Bank and were primarily invested in corporate equity securities at the time of acquisition but have since been diversified into a more conservative investment profile, including fixed income debt securities. The investment objective of the plan is "Balanced" to provide relatively stable growth from assets offset by a moderate level of income with target portfolio allocations of up to 20% cash, 30-50% fixed income securities, and 40-60% equity securities. The valuation of the plan’s assets is subject to market fluctuations.
For the year ended December 31, 2025, Mid Penn recognized $192 thousand of settlement gains. For the year ended December 31, 2024, Mid Penn recognized no settlement gains. The settlement gains were recorded in noninterest income as a component of other income in the Consolidated Statements of Income for the year ended December 31, 2025.

MID PENN BANCORP, INC.
The following tables provide a reconciliation of the changes in the Scottdale Plan’s benefit obligations and fair value of plan assets for the year ended December 31, 2025 and 2024, and a statement of the status as of December 31, 2025 and 2024:

(In thousands)	December 31,
Change in benefit obligations:	2025	2024
Benefit obligations, January 1	$2,547	$2,659
Service cost	15	25
Interest cost	136	130
Settlement loss	4	—
Actuarial gain	(35)	(97)
Settlement payments	(493)	—
Benefit payments	(87)	(170)
Benefit obligations, December 31	$2,087	$2,547

Change in fair value of plan assets:
Fair value of plan assets, January 1	$3,597	$3,468
Return on plan assets	415	328
Employer contributions	—	—
Benefit payments	(87)	(170)
Administrative expenses	(29)	(29)
Settlement payments	(493)	—
Fair value of plan assets, December 31	3,403	3,597

Funded status at year end	$1,316	$1,050
Amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows:

(In thousands)	2025	2024
Accrued pension benefit asset	$1,316	$1,050
Amounts recognized in accumulated other comprehensive loss consist of the following as of December 31:

(In thousands)	2025	2024
Unrecognized actuarial gain	$813	$798
The accumulated benefit obligation for the retirement plan was $2.1 million and $2.5 million as of December 31, 2025 and 2024, respectively.
The components of net periodic retirement cost for December 31 are as follows:

(In thousands)	2025	2024	2023
Service cost	$15	$25	$58
Interest cost	136	130	197
Expected return on plan assets	(159)	(153)	(211)
Recognized net actuarial gain	(52)	(25)	(63)
Net periodic retirement income	$(60)	$(23)	$(19)

MID PENN BANCORP, INC.
Weighted-average assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs as of December 31 are as follows:

Weighted-average assumptions:	2025	2024	2023
Discount rate	5.50%	5.50%	5.00%
Expected long-term return on plan assets	4.50	4.50	4.50
Rate of compensation increases	2.50	2.50	2.50
The following table presents a summary of the Scottdale Plan’s assets at fair value and the weighted-average asset allocations by investment category as of December 31:

	Estimated Fair Value	Percentage of Total Assets	Estimated Fair Value	Percentage of Total Assets
(Dollars in thousands)	2025		2024
Cash and cash equivalents	$365	10.7%	$263	7.3%
Common stock	1,894	55.7	2,081	57.9
Corporate bonds	1,144	33.6	1,253	34.8
	$3,403	100.0%	$3,597	100.0%
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
The following table shows the estimated benefit payments for future periods:

(In thousands)
2026	$108
2027	124
2028	155
2029	154
2030	178
2031-2035	840
Riverview Defined Benefit Plan - As a result of the Riverview Acquisition on November 30, 2021, Mid Penn assumed noncontributory defined benefit pension plans ("Riverview Plans") covering certain former employees of Riverview (or its predecessor-in-interest) as follows:
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
As a result of a merger effective October 1, 2017, Riverview assumed responsibility of CBT Financial Corp’s ("CBT") postretirement benefit plan, which is an unfunded postretirement benefit plan covering health insurance costs and post-retirement life insurance benefits for certain retirees.
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
The following tables provide a reconciliation of the changes in the Riverview Plans' benefit obligations and fair value of plan assets for year ended December 31, 2025, and a statement of the status as of December 31:

(In thousands)
Change in benefit obligations:	2025	2024
Benefit obligations, January 1	$5,740	$6,442
Interest cost	302	299
Actuarial loss	(8)	(483)
Benefit payments	(508)	(518)
Benefit obligations, December 31	$5,526	$5,740

Change in fair value of plan assets:
Fair value of plan assets, January 1,	$6,711	$6,895
Return on plan assets	697	329
Contributions	—	3
Benefit payments	(505)	(516)
Fair value of plan assets, December 31	6,903	6,711

Funded status at year end	$1,377	$971
Amounts recognized in other liabilities on the Consolidated Balance Sheets as of December 31 are as follows:

(In thousands)	2025	2024
Accrued pension benefit asset	$1,377	$971
As of December 31, 2025 amounts related to the Riverview Plans that have been recognized in accumulated other comprehensive loss but not yet recognized as a component of net periodic pension cost are as follows:

(In thousands)	2025	2024
Unrecognized actuarial gain	$153	$415

MID PENN BANCORP, INC.
The components of net periodic pension and postretirement benefit cost for the year ended December 31, 2025 and 2024 are as follows:

(In thousands)	2025	2024	2023
Interest cost	$302	$299	$309
Expected return on plan assets	(387)	(397)	(387)
Amortization of net loss	10	12	—
Net periodic pension benefit	$(75)	$(86)	$(78)

(In thousands)	2025	2024	2023
Service credit	$—	$—	$—
Interest cost	1	1	1
Unrecognized gain	(1)	(1)	(1)
Net periodic postretirement benefit	$—	$—	$—
The accumulated benefit obligation was $5.5 million and $5.7 million as of December 31, 2025 and 2024, respectively, for the Riverview Plans.
Weighted-average assumptions used in the measurement of Mid Penn’s benefit obligations and net periodic pension costs as of December 31, 2025 and 2024 are as follows:

	Pension Benefits		Postretirement Life Insurance Benefits
2025	Union	Citizens	CBT
Discount rate	5.54%	5.54%	4.99%
Expected long-term return on plan assets	6.00	6.00	n/a

2024
Discount rate	4.83%	4.83%	5.32%
Expected long-term return on plan assets	6.00	6.00	n/a
The following summarizes the actuarial assumptions used for the Riverview Plans:
For the pension plan, the selected long-term rate of return on plan assets was primarily based on the asset allocation of the plan’s assets. Analysis of the historic returns on these asset classes and projections of expected future returns were considered in setting the long-term rate of return.
The benefit offered under the postretirement benefit plan is fixed; therefore, the accumulated postretirement benefit obligation is not impacted by health care cost trends or the rate of compensation increase.

MID PENN BANCORP, INC.
The following table presents a summary of the Riverview Plan’s assets at fair value and the weighted-average asset allocations by investment category as of December 31:

(Dollars in thousands)	Estimated Fair Value	Percentage of Total Assets	Estimated Fair Value	Percentage of Total Assets
Weighted-average asset allocations:	2025		2024
Cash and cash equivalents	$60	0.9%	$60	0.9%
Mutual fund - equity	2,618	37.9	2,619	39.0
Mutual fund / EFTs - fixed income	3,926	56.9	3,716	55.4
Common / collective trusts equity	299	4.3	316	4.7
	$6,903	100%	$6,711	100%
The valuation used is based on quoted market prices provided by an independent third party. The fair values of mutual fund investments are considered Level 1 assets in the fair value hierarchy and the collective trusts equity are considered Level 2 assets.
The following table shows the estimated benefit payments for future periods:

(In thousands)	Pension Benefits	Postretirement Life Insurance Benefits
2026	$511	$4
2027	498	3
2028	499	3
2029	490	3
2030	478	3
2031-2035	2,154	9

MID PENN BANCORP, INC.
Note 15 - Other Benefit Plans
Mid Penn maintains several benefit plans for current and former employees of the Corporation. Liabilities related to the plans are recorded in other liabilities on the Consolidated Balance Sheet, and the aggregate cash surrender values associated with life insurance plans are recorded in the cash surrender value of life insurance line item on the Consolidated Balance Sheet. Significant aspects of the plans are detailed below.
Defined-Contribution 401(k) Plan - The Bank sponsors a 401(k) plan that covers substantially all employees. The plan allows employees to defer a portion of their salaries and wages and provides for employer matching contributions, subject to certain percentage limits. The Corporation’s matching contributions to the 401(k) Plan totaled $2.1 million, $1.8 million, and $1.7 million for the years ended December 31, 2025, 2024, and 2023, respectively and are included as a component of salaries and benefits expense in the Consolidated Statements of Income. The plan also includes a funded contributory profit-sharing provision when applicable. The Corporation did not make profit-sharing contributions in 2025, 2024, or 2023.
Deferred Compensation Plan - Mid Penn sponsors a directors’ deferred compensation plan that allows directors to defer receipt of director fees for a specified period to provide future retirement income. The Corporation recorded accrued liabilities of $2.8 million and $2.6 million as of December 31, 2025 and 2024, respectively. Deferred compensation expense totaled $171 thousand, $159 thousand and $127 thousand for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in other expense in the Consolidated Statements of Income.
As part of the acquisition of William Penn, the Company assumed nonqualified deferred compensation plan obligations covering four participants. The balance related to the acquired plans was approximately $1.0 million as of December 31, 2025 and is included in deferred compensation liabilities within other liabilities on the Consolidated Balance Sheets.
Supplemental Executive Retirement Plan - The Corporation maintains supplemental executive retirement plan agreements ("SERPs") with certain executive officers and members of executive management. These agreements provide for the monthly payment of a fixed cash benefit over a period of 15 years, commencing on the first day of the month following the executive's separation from service due to: (i) normal retirement age (generally age 70), (ii) disability, (iii) death, or (iv) a qualifying change in control of the Bank. In 2025, the Corporation amended certain existing SERP agreements and entered into an additional SERP agreement with its Chief Executive Officer.
Benefits vest over a term of four to ten years, with a portion of benefits having previously vested for several of the participants. Any unvested portion of the benefit becomes fully vested upon a change in control of the Bank. The accrued liability for the supplemental retirement plans totaled $4.2 million and $3.2 million as of December 31, 2025 and 2024, respectively. Expense related to the SERPs totaled $979 thousand, $739 thousand and $792 thousand for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in salaries and benefits expense in the Consolidated Statements of Income.
In connection with the William Penn Acquisition, the Company also assumed supplemental retirement plan obligations covering three participants. The balance related to the acquired plans was approximately $315 thousand as of December 31, 2025 and is included in other liabilities on the Consolidated Balance Sheets.
Split Dollar Life Insurance Arrangements - As of December 31, 2025 and 2024, the Bank maintained split dollar life insurance arrangements with certain current and former employees and executives. The aggregate collateral assignment and cash surrender values of these arrangements were approximately $1.4 million as of December 31, 2025 and 2024, respectively.
Mid Penn acquired Phoenix’s split dollar life insurance arrangements in 2015, which had aggregate cash surrender values of $4.6 million and $4.5 million as of December 31, 2025 and 2024, respectively. In 2018, Mid Penn acquired First Priority’s split dollar life insurance arrangements, with aggregate cash surrender values of $3.8 million as of December 31,

MID PENN BANCORP, INC.
2025 and 2024, respectively. In 2021, Mid Penn acquired Riverview’s split dollar life insurance arrangements, which had aggregate cash surrender values of $1.4 million as of December 31, 2025 and 2024, respectively.
Rabbi Trust - As a result of the Riverview acquisition, Mid Penn assumed certain benefit plan liabilities related to executive nonqualified retirement benefits, deferred compensation plans, and separation agreements, which are included in other liabilities on the Consolidated Balance Sheets. These obligations are funded through a Rabbi Trust, which provides a source of funds for satisfying the related compensation obligations. Cash balances held in the Rabbi Trust are included in other assets on the Consolidated Balance Sheets and totaled $2.5 million and $2.7 million as of December 31, 2025 and 2024, respectively.
The details of the compensation arrangements for the years ended December 31 include:

(In thousands)	Fully Funded Gross Amounts
Compensation Arrangements	2025	2024
Supplemental executive retirement agreements	$1,012	$1,112
Executive deferred compensation agreement	1,031	1,235
Total compensation agreements	$2,043	$2,347

MID PENN BANCORP, INC.
Note 16 - Income Taxes
Mid Penn accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to the differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.
In 2025, Mid Penn adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The adoption impacted the Corporation's income tax disclosures but did not have a material impact on its consolidated financial position, results of operations, or cash flows.
Significant components of the Corporation’s net deferred tax asset as of December 31, 2025 and 2024 are shown below.

(In thousands)	2025	2024
Deferred tax assets:
Allowance for loan losses	$8,031	$7,878
Loan fees	811	769
Deferred compensation	1,899	1,317
Benefit plans	46	50
Unrealized loss on securities	2,373	5,389
Lease adjustments	53	87
Business combination adjustments	7,057	4,659
Acquired NOL, Section 1231, and charitable contribution carryforwards	3,198	3,153
Rabbi trust	442	521
Riverview AMT credits	547	621
Equity compensation	776	249
Riverview subordinated debt fair value adjustment	—	139
Software renewal costs	194	222
Unfunded commitments and loan basis adjustments	609	491
Investments in flow-through entities	203	517
Other	276	482
Total deferred tax assets	$26,515	$26,544

Deferred tax liabilities:
Depreciation	$(2,134)	$(1,160)
Bond accretion	(401)	(269)
Goodwill and intangibles	(226)	(505)
Prepaid expenses	(818)	(74)
Benefit plans	(1,520)	(1,368)
Interest rate swaps	—	(421)
Total deferred tax liabilities	(5,099)	(3,797)

Deferred tax asset, net	$21,416	$22,747
In assessing the Corporation’s ability to realize deferred federal tax assets, management considers whether it is more likely than not some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and prudent, feasible and permissible as well as available tax planning strategies in making this assessment. As of December 31, 2025, based on the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Mid Penn will realize the benefits of these deferred tax assets and has no valuation allowances recorded against any components of its

MID PENN BANCORP, INC.
deferred tax asset, including the carryforward balances related to net operating losses ("NOL"), Section 1231 losses, and charitable contribution carryforwards.
As of December 31, 2025, Mid Penn had NOL carryforwards of $3.2 million, which were acquired in prior business combinations and are set to expire in 2032. Utilization of these NOLs is subject to limitations under the Tax Cuts and Jobs Act ("TCJA"), which generally limits the deduction to 80% of taxable income computed without regard to the NOL deduction, as well as limitations under Internal Revenue Code Section 382.
Mid Penn had no charitable contribution carryforwards as of December 31, 2025 and December 31, 2024. During the years ended December 31, 2025, 2024 and 2023, Mid Penn generated sufficient taxable income to utilize all charitable contribution carryforwards. Mid Penn expects to generate sufficient taxable income to utilize all charitable contribution carryforwards in the future.
The annual usage of acquired NOL, charitable contribution carryforwards, and Section 1231 losses is limited by Internal Revenue Service ("IRS") Section 382 regulations. These limitations are calculated separately for each acquisition as the federal long-term tax-exempt rate at the date of acquisition multiplied by the valuation of the selling company as calculated in accordance with GAAP. As a result, the usage of acquired NOLs, charitable contribution carryforwards, AMT carryforwards, and Section 1231 losses to offset taxable income related to the Riverview Acquisition is limited to $2.0 million per year.
Mid Penn and its subsidiaries are subject to U.S. federal income tax and income tax for the states of Pennsylvania, New Jersey, Florida, and Maryland. These jurisdictions represent the primary states comprising the majority of the Company's state and local income tax expense. With limited exceptions, Mid Penn is no longer subject to examination by taxing authorities for years before 2017.
The provision for income taxes consists of the following:

(In thousands)	2025	2024	2023
Current tax provision
Federal	$2,199	$7,118	$7,570
State	108	864	1,033
Total current tax provision	$2,307	$7,982	$8,603

Deferred tax expense (benefit)
Federal	$12,910	$1,998	$(525)
State	905	615	(781)
Total deferred tax expense (benefit)	13,815	2,613	(1,306)
Total provision for income taxes	$16,122	$10,595	$7,297

MID PENN BANCORP, INC.
A reconciliation of the federal income tax provision at the statutory rate of 21% to Mid Penn's actual federal income tax provision at its effective rate is as follows:

(In thousands)	2025		2024		2023
Provision at the expected statutory rate	$15,198	21.0%	$12,607	21.0%	$9,388	21.0%
Low income housing partnership tax credits	(614)	(0.8)	(2,163)	(3.6)	(1,337)	(3.0)
Effect of tax-exempt income	(770)	(1.1)	(804)	(1.3)	(641)	(1.4)
Effect of investment in life insurance	(485)	(0.7)	(770)	(1.3)	(252)	(0.6)
Nondeductible merger and acquisition expense	704	1.0	48	0.1	207	0.5
State income taxes, net of federal tax benefit	800	1.1	1,169	1.9	199	0.4
Nondeductible interest	128	0.2	150	0.2	108	0.2
Executive compensation	581	0.8	—	—	—	—
Equity compensation	242	0.3	—	—	—	—
Other items	338	0.5	358	0.6	(375)	(0.8)
Provision for income taxes	$16,122	22.3%	$10,595	17.6%	$7,297	16.3%
Mid Penn has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate. Mid Penn does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
No amounts for interest and penalties were recorded in income tax expense in the Consolidated Statement of Income for the years ended December 31, 2025, 2024, or 2023. There were no amounts accrued for interest and penalties as of December 31, 2025 or 2024.
Mid Penn paid the following income taxes, net of refunds, during the year ended December 31, 2025:

(In thousands)	2025
Federal	$5,350
State
New Jersey	395
Other states	7
Total state	402
Total Income Taxes Paid	$5,752

MID PENN BANCORP, INC.
Note 17 - Regulatory Matters
Mid Penn and the Bank are subject to regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can trigger certain mandatory and, possibly, additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory account practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
As of December 31, 2025 and 2024, the Corporation and the Bank met all applicable capital adequacy requirements, and the Bank was considered "well-capitalized" under applicable regulatory standards. However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.
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
The Basel III Rules use a standardized approach for risk weightings. Failure to maintain the "capital conservation buffer" results in restrictions on capital distributions and certain discretionary bonus payments to executive officers. As a result, under the Basel III Rules, if the Bank fails to maintain the required minimum capital conservation buffer, the Corporation will be subject to limits, and possibly prohibitions, on its ability to obtain capital distributions from the Bank. If the Corporation does not receive sufficient cash dividends from the Bank, it may not have sufficient funds to pay dividends on its common stock, service its debt obligations or repurchase its common stock.
Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans, or advances. The amount of dividends that may be paid from the Bank to the Corporation in any calendar year is limited to the Bank’s current year’s net profits, combined with the retained net profits of the preceding two years. For the year ended December 31, 2025, $74.2 million of undistributed earnings of the Bank, included in the consolidated shareholders’ equity balance, was available for distribution to the Corporation in the form of dividends without prior regulatory approval, subject to regulatory capital requirements below.

MID PENN BANCORP, INC.
The following tables present the regulatory capital levels, leverage ratios, and risk-based capital ratios as of December 31:

	Actual		Minimum for Basel III Capital Adequacy		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Mid Penn Bancorp, Inc.
2025
Tier 1 Capital (to Average Assets)	$668,092	11.0%	$242,447	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	668,092	13.5	345,190	7.0	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	668,092	13.5	419,160	8.5	N/A	N/A
Total Capital (to Risk-Weighted Assets)	706,029	14.3	517,785	10.5	N/A	N/A

Mid Penn Bank
2025
Tier 1 Capital (to Average Assets)	$656,480	10.9%	$241,963	4.0%	$302,453	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	656,480	13.4	344,074	7.0	319,497	6.5
Tier 1 Capital (to Risk-Weighted Assets)	656,480	13.4	417,804	8.5	393,227	8.0
Total Capital (to Risk-Weighted Assets)	694,417	14.1	516,111	10.5	491,534	10.0

Mid Penn Bancorp, Inc.
2024
Tier 1 Capital (to Average Assets)	$535,501	10.0%	$214,621	4.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	535,501	11.9	313,979	7.0	N/A	N/A
Tier 1 Capital (to Risk-Weighted Assets)	535,501	11.9	381,261	8.5	N/A	N/A
Total Capital (to Risk-Weighted Assets)	618,971	13.8	470,969	10.5	N/A	N/A

Mid Penn Bank
2024
Tier 1 Capital (to Average Assets)	$495,729	9.2%	$214,461	4.0%	$268,076	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	495,729	11.1	313,456	7.0	291,066	6.5
Tier 1 Capital (to Risk-Weighted Assets)	495,729	11.1	380,625	8.5	358,235	8.0
Total Capital (to Risk-Weighted Assets)	533,458	11.9	470,183	10.5	$447,794	10.0

MID PENN BANCORP, INC.
Note 18 - Commitments and Contingencies
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer unless there is a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $66.5 million and $64.3 million of standby letters of credit outstanding as of December 31, 2025 and December 31, 2024, respectively. Mid Penn does not anticipate any losses resulting from these transactions. The amount of the liability as of December 31, 2025 and December 31, 2024 for payment under standby letters of credit issued was not considered material.
Mid Penn is required to estimate expected credit losses for OBS credit exposures which are not unconditionally cancellable. Mid Penn maintains a separate ACL on OBS credit exposures, including unfunded loan commitments and letters of credit, which is included in other liabilities on the accompanying Consolidated Balance Sheets.
The ACL - OBS is adjusted as a provision for OBS commitments in noninterest expense. The estimate includes consideration of the likelihood that funding will occur, an estimate of exposure at default that is derived from utilization rate assumptions using a non-modeled approach, and PD and LGD estimates derived from the same models and approaches used for Mid Penn's other loan portfolio segments described in "Note 4 - Loans and Allowance for Credit Losses - Loans" above, as these unfunded commitments share similar risk characteristics with these loan portfolio segments.
The ACL - OBS as of December 31, 2025 and December 31, 2024 was $2.9 million. The benefit for OBS for the year ended December 31, 2025 was $26 thousand. On January 1, 2023 in conjunction with adopting ASC 326, Mid Penn recorded an additional $3.1 million of provision for OBS which was included in the adoption cumulative effect adjustment.
The following table presents the activity in the ACL - OBS by segment for the year ended December 31, 2025 and December 31, 2024:

(In thousands)	Balance as of December 31, 2024	(Benefit)/Provision for Credit Loss (1)	Balance as of December 31, 2025
1-4 Family Rental	$16	$(4)	$12
Commercial and industrial	1,165	292	1,457
CRE NonOwner Occupied	132	2	134
CRE Owner Occupied	98	(5)	93
Consumer	3	—	3
Farmland	92	5	97
HELOC & Junior Liens	92	38	130
Multifamily	27	(15)	12
Other Construction & Land	792	(50)	742
Residential Construction	516	(287)	229
Residential First Liens	6	(2)	4
	$2,939	$(26)	$2,913
(1)     Includes the impact of the William Penn Acquisition on April 30, 2025.

MID PENN BANCORP, INC.

(In thousands)	Balance as of December 31, 2023	(Benefit)/Provision for Credit Loss	Balance as of December 31, 2024
1-4 Family Rental	$11	$5	$16
Commercial and industrial	1,270	(105)	1,165
CRE NonOwner Occupied	113	19	132
CRE Owner Occupied	106	(8)	98
Consumer	3	—	3
Farmland	108	(16)	92
HELOC & Junior Liens	100	(8)	92
Multifamily	24	3	27
Other Construction & Land	1,036	(244)	792
Residential Construction	778	(262)	516
Residential First Liens	18	(12)	6
	$3,567	$(628)	$2,939
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
The following table sets forth the computation of basic and diluted earnings per common share for years ended December 31:

(In thousands, except per share data)
	2025	2024	2023
Net income available to common shareholders	$56,248	$49,437	$37,397

Weighted-average common shares outstanding - basic	21,757,060	17,026,240	16,319,006
Dilutive effect of stock-based compensation	265,415	44,622	31,957
Weighted-average common shares outstanding - diluted	22,022,475	17,070,862	16,350,963

Basic earnings per common share	$2.59	$2.90	$2.29
Diluted earnings per common share	2.55	2.90	2.29
Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There were 9,691 stock options that were anti-dilutive for the year ended December 31, 2025. These stock options were assumed in the William Penn acquisition. There were no antidilutive shares for the years ended December 31, 2024 and 2023.
On November 5, 2024, Mid Penn completed an underwritten public offering of 2,375,000 shares of common stock at a price of $29.50 per share, with the aggregate gross proceeds of the offering totaling $70.0 million before underwriting discounts and offering expenses. The net proceeds of the offering after deducting the underwriting discount and other offering expenses were $67.0 million.
Additionally, on November 5, 2024, Mid Penn sold an additional 356,250 shares of the Corporation's common stock pursuant to an option granted to the underwriters, at the public offering price less underwriting discounts and commissions, or $28.025 per share.
In connection with the William Penn Acquisition on April 30, 2025, the Company issued 3,506,795 shares of common stock as purchase consideration and assumed outstanding equity awards of William Penn, consisting of 538,447 stock options and 215,386 restricted stock units (RSUs). These additional shares issued significantly impacted the weighted-average shares outstanding for the year ended December 31, 2025.

MID PENN BANCORP, INC.
Note 20 - Shareholders' Equity
Accumulated Other Comprehensive Loss (Income)
The components of accumulated other comprehensive loss (income), net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance as of December 31, 2022	$(19,327)	$—	$111	$(19,216)
OCI before reclassifications	1,988	820	(212)	2,596
Amounts reclassified from AOCI	—	—	(17)	(17)
Balance - December 31, 2023	(17,339)	820	(118)	(16,637)
OCI before reclassifications	(1,550)	665	723	(162)
Amounts reclassified from AOCI	—	—	(26)	(26)
Balance - December 31, 2024	(18,889)	1,485	579	(16,825)
OCI before reclassifications	11,918	(1,676)	308	10,550
Amounts reclassified from AOCI	—	—	(48)	(48)
Balance - December 31, 2025	$(6,971)	$(191)	$839	$(6,323)
Treasury Stock Repurchase Program
Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020, and renewed through April 24, 2026 by Mid Penn’s Board of Directors on April 23, 2025. The Program authorizes the repurchase of up to $15.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares.
Mid Penn repurchased 79,169 shares during 2025 at an average price per share of $28.50 under its share repurchase program. As of December 31, 2025, Mid Penn had repurchased an aggregate total of 519,891 shares of common stock at an average price of $23.65 per share under the Program. The Program had $2.7 million remaining available for repurchase as of December 31, 2025.
Dividend Reinvestment Plan
The amended and restated Dividend Reinvestment Plan of Mid Penn Bancorp, Inc. allows holders of the Corporation's common shares to purchase additional shares of the Corporation's common stock, par value $1.00 per share. Under the plan, participants may have cash dividends on all of their shares automatically reinvested, and each participating shareholder may also make optional cash contributions to purchase additional shares.
As of December 31, 2025, participants in the plan held 485,896 shares of the Corporation's common stock.

MID PENN BANCORP, INC.
Note 21 - Stock-Based Compensation Plans
The Corporation recognizes stock-based compensation expense for equity awards based on the grant-date fair value of the awards. Compensation expense is recognized on a straight-line basis over the requisite service period and is included in salaries and benefits expense in the Consolidated Statements of Income.
On May 9, 2023, shareholders approved the 2023 Stock Incentive Plan, which authorizes Mid Penn to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. The 2023 Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to incentivize the further success of the Company, and replaced the 2014 Restricted Stock Plan. The aggregate number of shares of common stock of the Company available for issuance under the Plans is 550,000 shares.
As of December 31, 2025, a total of 314,804 restricted shares were granted under the Plans, of which 110,845 shares were unvested. The Plan's shares granted and vested resulted in $4.5 million and $1.1 million in stock-based compensation expense for the years ended December 31, 2025 and 2024, respectively.
Stock-based compensation expense relating to restricted stock is calculated using grant-date fair value and is recognized on a straight-line basis over the vesting periods of the awards. Restricted shares granted to employees vest in equal amounts on the anniversary of the grant date over the vesting period and the expense is a component of salaries and benefits expense on the Consolidated Statement of Income. The employee grant vesting period is determined by the terms of each respective grant, with vesting periods generally between one and four years. Restricted shares granted to directors have a twelve-month vesting period, and the expense is a component of directors’ fees and benefits within the other expense line item on the Consolidated Statement of Income.
Compensation expense and related tax benefits for restricted stock awards recognized on the Consolidated Statements of Income for the years ended December 31 is as follows:

(In thousands)	2025	2024	2023
Compensation expense	$1,999	$1,047	$1,103
Tax benefit (1)	(420)	(220)	(232)
Net income effect	$1,579	$827	$871
(1)    Calculated using statutory tax rate of 21%.
A summary of the restricted stock activity for the year ended December 31, 2025 is as follows:

(Dollars in thousands)	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested as of January 1, 2025	82,278	$23.75
Vested	(37,878)	28.35
Granted	66,445	25.90
Non-vested as of December 31, 2025	110,845	23.46

As of December 31, 2025, there was $2.7 million of total unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.7 years through September 2028. Mid Penn recognizes the impact of forfeitures as of the forfeiture date.

MID PENN BANCORP, INC.
Equity Awards Assumed from William Penn Acquisition
In connection with the William Penn Acquisition on April 30, 2025, the Corporation issued 3,506,795 shares of common stock as purchase consideration and assumed outstanding equity awards of William Penn, resulting in the issuance of 538,447 stock options and 215,386 restricted stock units "RSUs" of which 134,618 stock options and 53,822 restricted stock units remained unvested as of December 31, 2025.
Compensation expense for stock options was $1.0 million for the year ended December 31, 2025. As of December 31, 2025, unrecognized compensation expense related to unvested options was $776 thousand. Compensation expense for restricted stock awards was $2.1 million for the year ended December 31, 2025. As of December 31, 2025, unrecognized compensation cost related to unvested restricted stock was $1.1 million.
The assumed awards are subject to the original vesting terms and conditions included in the William Penn stock-based compensation plan.
Note 22 - Segment Reporting
Mid Penn operates as a single reportable segment, providing a broad range of banking and financial services to individuals, businesses, and institutional clients. These services include commercial and consumer lending, deposit products, wealth management, insurance, and treasury management solutions. The Chief Executive Officer, and the Chief Financial Officer together act as the Mid Penn Chief Operating Decision Makers ("CODM"). The CODM regularly evaluates financial performance and allocates resources on a consolidated basis.
The following table presents financial information reviewed by the CODM in assessing performance and allocating resources:

(In thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Net interest income	$199,095	$156,671	$146,973
Provision for credit losses	1,297	1,516	3,699
Noninterest income	26,842	22,493	20,008
Noninterest expense	152,270	117,616	118,588
Provision for Income taxes	16,122	10,595	7,297
Net income	56,248	49,437	37,397

Total assets	$6,133,896	$5,470,936	$5,290,792
Other Segment Information
Revenue Composition: Mid Penn generates revenue primarily from net interest income and noninterest income, including fees from deposit accounts, wealth management, insurance, and treasury services.
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
Mid Penn accounts for its LIHTC investments using the proportional amortization method under ASC 323-740, Investments - Equity method and Joint Ventures: Investments in Qualified Affordable Housing Projects. Under this method:
•The initial investment is recorded as an asset with Other Assets on the Consolidated Balance Sheet.
•Tax credits and other tax benefits are recognized as a reduction of income tax expense.
•The investment is amortized over the period in which the tax credits are received, with amortization recorded as a component of income tax expense.
The investments in these unconsolidated entities are reflected in other assets on the Consolidated Balance Sheet, and are summarized for the periods below:

	For the Year Ended
(In thousands)	December 31, 2025	December 31, 2024
Income tax benefits	$2,582	$2,163
Amortization of LIHTC investments	1,969	2,290
LIHTC investments are periodically assessed for impairment. No impairment losses were recognized for the years ended December 31, 2025 and 2024.
In addition, Mid Penn holds private equity investments classified as variable interest entities, with a total carrying value of $4.7 million and $2.8 million as of December 31, 2025 and 2024. respectively. Mid Penn’s maximum exposure to loss is limited to the carrying value of its investment.

MID PENN BANCORP, INC.
Note 24 - Parent Company Statements
The Parent Company Statements present the standalone financial position and results of Mid Penn Bancorp, Inc. Parent company transactions with subsidiaries are eliminated in consolidation.

CONDENSED BALANCE SHEETS
	December 31,
(In thousands)	2025	2024
ASSETS
Cash and cash equivalents	$3,479	$83,209
Investment in subsidiaries	808,102	617,476
Other assets	3,775	1,423
Total assets	$815,356	$702,108

LIABILITIES AND SHAREHOLDERS' EQUITY
Subordinated debt and trust preferred securities	$—	$45,741
Other liabilities	1,298	1,349
Shareholders' equity	814,058	655,018
Total liabilities and shareholders' equity	$815,356	$702,108

CONDENSED STATEMENTS OF INCOME
	Year Ended December 31,
(In thousands)	2025	2024	2023
Income
Other income	$41	$62	$147
Total Income	41	62	147

Expenses	21,009	6,677	10,865
Loss before income tax and equity in undistributed earnings of subsidiaries	(20,968)	(6,615)	(10,718)
Income Tax Benefit	4,114	1,549	2,932
Equity in undistributed earnings of subsidiaries	73,102	54,503	45,183
Net Income	$56,248	$49,437	$37,397

MID PENN BANCORP, INC.

CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(In thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,248	$49,437	$37,397
Equity in undistributed earnings of subsidiaries	(73,102)	(54,503)	(45,183)
Stock based compensation	1,999	1,047	1,103
Amortization of debt issuance costs	5	7	7
Net change in other assets	(2,352)	2,829	(3,407)
Net change in other liabilities	(517)	(854)	(246)
Net cash used in operating activities	(17,719)	(2,037)	(10,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash paid for acquisition	4,772	—	(25,574)
Investment in subsidiary	(8,588)	12,810	71,493
Net cash (used in)/provided by investing activities	$(3,816)	$12,810	$45,919

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(18,160)	(13,822)	(12,981)
Employee and Director Stock Purchase Plans stock issuance	619	561	482
Proceeds from issuance of common stock	—	75,956	—
Treasury stock purchased	(2,250)	(323)	(4,876)
Stock options exercised	6,876	—	—
Subordinated debt and trust preferred securities redemption	(45,280)	—	(10,000)
Net cash (used in)/provided by financing activities	(58,195)	62,372	(27,375)
Net (decrease)/increase in cash and cash equivalents	(79,730)	73,145	8,215
Cash and cash equivalents, beginning of year	83,209	10,064	1,849
Cash and cash equivalents, end of year	$3,479	$83,209	$10,064

MID PENN BANCORP, INC.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2025. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2025, that Mid Penn’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by Mid Penn within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. Management Report on Internal Controls over Financial Reporting is located on page 62 of this report and is incorporated herein by reference.
RSM US LLP, the independent registered public accounting firm that audited the Consolidated Financial Statements of the Company included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Their report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included herein.
Changes in Internal Controls over Financial Reporting
There were no changes in Mid Penn’s internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Mid Penn’s internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, none of Mid Penn's directors or executive officers adopted, terminated, or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

MID PENN BANCORP, INC.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item, relating to directors, executive officers, and control persons, is set forth under the captions "Executive Officers", "Information Regarding Director Nominees and Continuing Directors", "Delinquent Section 16(a) Reports", "Audit Committee Report", and "Governance of the Corporation" in Mid Penn’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item, relating to executive compensation, is set forth under the captions "Compensation Discussion and Analysis", "Executive Compensation", "Potential Payments Upon Termination or Change In Control", "Information Regarding Director Nominees and Continuing Directors", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", and "Pay Versus Performance" of Mid Penn’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders, which pages are incorporated herein by reference. In accordance with Items 402(v) and 407(e)(5) of Regulation S-K, the information set forth under the captions “Pay versus Performance” and “Compensation Committee Report” in such proxy statement will be deemed to be furnished in this Report and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act as a result of furnishing the disclosure in this manner.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item, relating to beneficial ownership of Mid Penn’s common stock, is set forth under the caption "Beneficial Ownership of Mid Penn Bancorp’s Stock Held By Principal Shareholders and Management" of Mid Penn’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders, which pages are incorporated herein by reference. All awards under the Mid Penn Bancorp, Inc. 2023 Stock incentive Plan are in the form of restricted stock. Accordingly, they were not included in calculating the weighted-average exercise price because the shares of common stock will be issued for no consideration.
The following table provides information related to equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	299,285	27.67	235,196
Equity compensation plans not approved by security holders	—	—	—
Total	299,285	27.67	235,196

MID PENN BANCORP, INC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item, relating to transactions with management and others, certain business relationships and indebtedness of management, is set forth under the captions "Related Person Transactions" and "Governance of the Corporation" of Mid Penn’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders, which pages are incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item, relating to the fees and services provided by Mid Penn’s principal accountant, is set forth under the caption "Audit Committee Report" of Mid Penn’s definitive proxy statement to be used in connection with the 2026 Annual Meeting of Shareholders, which pages are incorporated herein by reference.

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

2.6
Agreement and Plan of Merger, dated as of September 24, 2025, by and between 1st Colonial Bancorp, Inc. and Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on September 24, 2025.)

3(i)	The Registrant’s amended Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q with the SEC on May 9, 2023.)

3(ii)	The Registrant’s By-laws (Incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on March 28, 2024.)

4.1	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4 filed on January 17, 2025.)

10.1
The Registrant’s Dividend Reinvestment Plan, as amended and restated. (Incorporated by reference to Exhibit 99.1 of Registrant’s Registration Statement on Form S-3, filed with the SEC on October 12, 2005.)

MID PENN BANCORP, INC.

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

10.11
Mid Penn Bank 2025 Supplemental Executive Retirement Agreement between Mid Penn Bank and Rory G. Ritrievi dated October 24, 2025 (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on October 24, 2025.)

10.12
Amendment to Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Scott Micklewright dated August 22, 2025. (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2025.)

10.13
Amendment to Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Justin Webb dated August 22, 2025. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on August 26, 2025.)

10.14	Form of Director Deferred Fee Agreement (Incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2021.)

10.15	Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed with the SEC on May 25, 2023)

10.16	2023 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrant's Registration Statement on Form S-8 filed with the SEC on May 25, 2023)

10.17	Executive Annual Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the SEC on January 24, 2025.)

MID PENN BANCORP, INC.

10.18	Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Heather Hall dated September 6, 2022 - filed herewith

10.19	Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Heather Hall dated August 22, 2024. - filed herewith

10.20	Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Heather Hall dated September 6, 2022. - filed herewith

10.21	Amendment to Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Heather Hall dated August 22, 2025. - filed herewith. - filed herewith

10.22	Employment Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Joan Dickinson dated September 6, 2022. - filed herewith

10.23	Amended and Restated Change in Control Agreement among Mid Penn Bancorp, Inc., Mid Penn Bank and Joan Dickinson dated August 22, 2025 - filed herewith

10.24	Amended and Restated Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Joan Dickinson dated September 6, 2022. - filed herewith

10.25	Amendment to Supplemental Executive Retirement Plan Agreement between Mid Penn Bank and Joan Dickinson dated August 22, 2025. - filed herewith

10.26	William Penn Bancorporation 2022 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 filed May 1, 2025 (File No. 333-286886)

10.27
Mid Penn Bank Split Dollar Agreement between Mid Penn Bank and Rory G. Ritrievi dated October 24, 2025. (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 24, 2025.)

16.1	Letter of RSM US LLP to the Securities and Exchange Commission (Incorporated by reference to 16.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 29, 2025.)

19	Insider Trading Policy - filed herewith.

21	Subsidiaries of Registrant - filed herewith.

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.

32	Principal Executive and Financial Officer’s §1350 Certifications.

97	Clawback Policy - filed herewith.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

MID PENN BANCORP, INC.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in inline XBRL and contained in Exhibit 101)
ITEM 16. FORM 10-K SUMMARY
None.

MID PENN BANCORP, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MID PENN BANCORP, INC.
(Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi
Chair, President and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 12, 2026

By:	/s/ Justin T. Webb
Justin T. Webb
Chief Financial Officer
(Principal Financial Officer)

Date:	March 12, 2026

MID PENN BANCORP, INC.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Rory G. Ritrievi	March 12, 2026
Rory G. Ritrievi
Chair, President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Justin T. Webb	March 12, 2026
Justin T. Webb
Chief Financial Officer (Principal Financial Officer)

By:	/s/ Robert A. Abel	March 12, 2026
Robert A. Abel, Director

By:	/s/ Thomas R. Brugger	March 12, 2026
Thomas R. Brugger, Director

By:	/s/ Kimberly J. Brumbaugh	March 12, 2026
Kimberly J. Brumbaugh, Director

By:	/s/ Matthew G. DeSoto	March 12, 2026
Matthew G. DeSoto, Director

By:	/s/ Albert J. Evans	March 12, 2026
Albert J. Evans, Director

By:	/s/ Joel L. Frank	March 12, 2026
Joel L. Frank, Director

By:	/s/ Maureen M. Gathagan	March 12, 2026
Maureen M. Gathagan, Director

By:	/s/ Brian A. Hudson, Sr.	March 12, 2026
Brian A. Hudson, Sr., Director

By:	/s/ Bruce A. Kiefer	March 12, 2026
Bruce A. Kiefer, Director

By:	/s/ Theodore W. Mowery	March 12, 2026
Theodore W. Mowery, Director

By:	/s/ John E. Noone	March 12, 2026
John E. Noone, Director

By:	/s/ William A. Specht, III	March 12, 2026
William A. Specht, Director

By:	/s/ Kenneth J. Stephon	March 12, 2026
Kenneth J. Stephon, Director