Form 10-Q
period 2026-03-31
MID PENN BANCORP INC
filed 2026-05-07
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, the registrant had 25,344,942 shares of common stock outstanding, par value $1.00 per share.

FORM 10-Q
Unless the context otherwise requires, the terms "Mid Penn", "Corporation" "we", "us", and "our" refer to Mid Penn Bancorp, Inc. and its consolidated wholly-owned banking subsidiary and nonbank subsidiaries.

GLOSSARY OF DEFINED ACRONYMS AND TERMS

1st Colonial	1st Colonial Bancorp, Inc.
2023 Plan	2023 Stock Incentive Plan
ACL	Allowance for Credit Losses
AFS	Available-for-Sale
AOCI	Accumulated Other Comprehensive Income/(Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Mid Penn Bank
BOLI	Bank-Owned Life Insurance
bp or bps	basis point(s)
CD	Certificate of Deposit
CECL	Current Expected Credit Losses as defined by FASB ASC Topic 326
CRE	Commercial Real Estate
Cumberland Advisors Acquisition	The merger of Cumberland Advisors with and into a newly formed acquisition subsidiary of Mid Penn
DCF	Discounted Cash Flow
DIF	FDIC’s Deposit Insurance Fund
DRIP	Dividend Reinvestment Plan
EPS	Earnings per share
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Pittsburgh
FICO	Fair Isaac Corporation credit scoring model
FOMC	Federal Open Market Committee
FTE	Fully taxable-equivalent
HELOC	Home Equity Line of Credit
HFS	Held-for-Sale
HTM	Held-to-Maturity
GAAP	Accounting Principles Generally Accepted in the United States of America
GDP	Gross domestic product
LGD	Loss Given Default
LHFI	Loans held-for-investment
Loans	Loans, net of unearned income
Management Discussion	Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A")
Mid Penn or the Corporation	Mid Penn Bancorp, Inc.
NASDAQ	Major stock exchange where the Corporation's shares are traded
OBS	Off-Balance Sheet
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
PCD	Purchased Credit Deteriorated
PCL	Provision for Credit Losses - Loans
PD	Probability of Default
PSL	Purchased seasoned loans
Riverview	Riverview Financial Corporation
Riverview Acquisition	Merger acquisition of Riverview
SBA	Small Business Administration
SEC	Securities Exchange Commission
SOFR	Secured Overnight Financing Rate
William Penn	William Penn Bancorporation

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$60,967	$46,695
Interest-bearing balances with other financial institutions	19,383	29,178
Federal funds sold	60,840	23,045
Total Cash and cash equivalents	141,190	98,918
Investment securities:
HTM, at amortized cost (fair value $314,398 and $321,702, respectively)	340,957	347,285
AFS, at fair value (amortized cost $496,791 and $426,512, respectively)	484,130	416,314
Equity securities, at fair value	5,412	5,446
Loans held-for-sale, at fair value	16,554	3,668
Loans, net of unearned income	5,509,940	4,862,838
Less: ACL - Loans	(41,105)	(36,091)
Net loans	5,468,835	4,826,747

Premises and equipment, net	49,611	48,742
Operating lease right-of-use asset	16,803	15,169
Finance lease right-of-use asset	2,323	2,368
Cash surrender value of life insurance	116,474	95,351
Restricted investment in bank stocks	10,081	7,576
Accrued interest receivable	32,958	29,640
Deferred income taxes	23,798	21,416
Goodwill	157,121	136,620
Core deposit and other intangibles, net	33,013	14,657
Foreclosed assets held-for-sale	8,420	7,806
Other assets	57,129	56,173
Total Assets	$6,964,809	$6,133,896

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$933,497	$834,013
Interest-bearing transaction accounts	3,357,497	2,829,175
Time	1,679,973	1,551,475
Total Deposits	5,970,967	5,214,663

Short-term borrowings	31,500	20,833
Long-term debt	3,021	23,139
Operating lease liability	17,186	15,405
Accrued interest payable	12,195	10,942
Other liabilities	42,535	34,856
Total Liabilities	6,077,404	5,319,838

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized at March 31, 2026 and December 31, 2025; 25,816,654 issued as of March 31, 2026 and 23,567,094 as of December 31, 2025; 25,296,763 outstanding as of March 31, 2026 and 23,047,203 as of December 31, 2025.	25,817	23,567
Additional paid-in capital	659,883	589,421
Retained earnings	222,154	219,685
Accumulated other comprehensive loss	(8,157)	(6,323)
Treasury stock, at cost; 519,891 shares as of March 31, 2026 and December 31, 2025.	(12,292)	(12,292)
Total Shareholders’ Equity	887,405	814,058
Total Liabilities and Shareholders' Equity	$6,964,809	$6,133,896
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025
INTEREST INCOME
Loans, including fees	$76,798	$66,537
Investment securities:
Taxable	6,501	4,460
Tax-exempt	297	348
Other interest-bearing balances	110	138
Federal funds sold	220	261
Total Interest Income	83,926	71,744
INTEREST EXPENSE
Deposits	27,848	28,264
Short-term borrowings	702	290
Long-term and subordinated debt	126	681
Total Interest Expense	28,676	29,235
Net Interest Income	55,250	42,509
Provision for credit losses - loans	1,648	321
Benefit for credit losses - credit commitments	(54)	(20)
Net provision for credit losses	1,594	301
Net Interest Income After Provision for Credit Losses	53,656	42,208
NONINTEREST INCOME
Fiduciary and wealth management	3,661	1,140
ATM debit card interchange	1,035	919
Service charges on deposits	636	562
Mortgage banking	314	591
Mortgage hedging	81	(9)
Net gain on sales of SBA loans	163	57
Earnings from cash surrender value of life insurance	705	274
Other	3,009	1,705
Total Noninterest Income	9,604	5,239
NONINTEREST EXPENSE
Salaries and employee benefits	23,346	16,309
Software licensing and utilization	3,598	2,574
Occupancy, net	3,253	2,274
Equipment	1,553	1,094
Shares tax	964	919
Legal and professional fees	1,688	826
ATM/card processing	757	733
Intangible amortization	1,300	428
FDIC Assessment	800	990
Loss/(gain) on sale of foreclosed assets, net	491	(28)
Merger and acquisition	7,723	314
Other	6,486	4,209
Total Noninterest Expense	51,959	30,642
INCOME BEFORE PROVISION FOR INCOME TAXES	11,301	16,805
Provision for income taxes	2,595	3,063
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,706	$13,742

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.36	$0.71
Diluted Earnings Per Common Share	$0.36	$0.71
Weighted-average basic shares outstanding	23,949,008	19,355,867
Weighted-average diluted shares outstanding	24,314,139	19,416,265
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$8,706	$13,742

Other comprehensive income:

Unrealized (losses)/gains arising during the period on available for sale securities, net of income tax.	(1,946)	3,656

Unrealized holding gains/(losses) arising during the period on interest rate derivatives used in cash flow hedges, net of income tax.	129	(984)

Change in defined benefit plans, net of income tax.(1)	31	16

Reclassification adjustment for settlement gains and activity related to benefit plans, net of income tax.(2)	(48)	(26)

Total other comprehensive (loss)/income	(1,834)	2,662

Total comprehensive income	$6,872	$16,404
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
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance, January 1, 2026	23,567,094	$23,567	$589,421	$219,685	$(6,323)	$(12,292)	$814,058
Net income	—	—	—	8,706	—	—	8,706
Total other comprehensive income	—	—	—	—	(1,834)	—	(1,834)
Common stock cash dividends declared, $0.22 per share	—	—	—	(6,237)	—	—	(6,237)
Common stock issued in business combinations (1)	2,238,085	2,238	69,615	—	—	—	71,853
Stock options exercised	—	—	132	—	—	—	132
Repurchased stock	—	—	—	—	—	—	—
Employee Stock Purchase Plan	5,352	5	161	—	—	—	166
Director Stock Purchase Plan	855	1	27	—	—	—	28
Restricted stock activity	5,268	6	527	—	—	—	533
Balance, March 31, 2026	25,816,654	$25,817	$659,883	$222,154	$(8,157)	$(12,292)	$887,405
(1)    Shares issued on January 1, 2026 and February 27, 2026 as a result of the Cumberland Advisors and 1st Colonial acquisitions. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance, January 1, 2025	19,796,519	$19,797	$480,491	$181,597	$(16,825)	$(10,042)	$655,018
Net income	—	—	—	13,742	—	—	13,742
Total other comprehensive loss	—	—	—	—	2,662	—	2,662
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,870)	—	—	(3,870)
Repurchased stock	—	—	—	—	—	—	—
Employee Stock Purchase Plan	5,311	5	132	—	—	—	137
Director Stock Purchase Plan	986	1	25	—	—	—	26
Restricted stock activity	—	—	218	—	—	—	218
Balance, March 31, 2025	19,802,816	$19,803	$480,866	$191,469	$(14,163)	$(10,042)	$667,933
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2026	2025
Operating Activities:
Net Income	$8,706	$13,742
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,594	301
Depreciation	1,493	1,133
Amortization of intangibles	1,300	428
Net amortization of security discounts/premiums	229	70
Noncash operating lease expense	795	619
Amortization of finance lease right-of-use asset	45	45
Earnings on cash surrender value of life insurance	(705)	(274)
Mortgage loans originated for sale	(21,039)	(20,566)
Proceeds from sales of mortgage loans originated for sale	8,467	21,370
Gain on sale of mortgage loans	(314)	(591)
SBA loans originated for sale	(2,783)	(728)
Proceeds from sales of SBA loans originated for sale	2,948	785
Gain on sale of SBA loans	(163)	(57)
Loss/(gain) on sale or write-down of foreclosed assets	491	(28)
Discount on subordinated debt	—	(154)
Accretion of loan fair value marks	2,441	989
Restricted stock compensation expense	533	218
Stock option expense	132	—
Deferred income tax expense	1,309	206
Increase/(decrease) in accrued interest receivable	740	(417)
Increase in other assets	867	822
Increase/(decrease) in accrued interest payable	1,125	(584)
Increase/(decrease) in operating lease liability	1,700	(649)
Increase/(decrease) in other liabilities	4,544	(4,162)
Net Cash Provided By Operating Activities	14,455	12,518

Investing Activities:
Proceeds from the maturity or call of available-for-sale securities	28,265	6,609
Purchases of available-for-sale securities	(98,899)	—
Proceeds from the maturity or call of held-to-maturity securities	6,342	7,265
Redemption of restricted investment in bank stock	13,023	7,693
Purchases of restricted investment in bank stock	(15,528)	(6,892)
Net cash received from acquisitions	162,808	—
Net increase in loans	(65,628)	(50,465)
Purchases of bank premises and equipment	(1,425)	(2,720)
Proceeds from the sale of premises and equipment	—	65
Proceeds from the sale of foreclosed assets	168	72
Proceeds from bank-owned life insurance	2,022	527
Earnings on bank-owned life insurance	—	(83)
Net change in investments in tax credits and other partnerships	2,770	647
Net Cash Provided by (Used in) Investing Activities	33,918	(37,282)

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

Financing Activities:
Net increase in deposits	9,393	42,275
Common stock dividends paid	(6,237)	(3,870)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	194	163
Net change in finance lease liability	(37)	(36)
Proceeds from short-term borrowings	453,300	25,000
Repayment of short-term borrowings	(442,633)	(2,000)
Long-term debt repayment	(20,081)	(78)
Net Cash (Used in)/Provided by Financing Activities	(6,101)	61,454

Net increase in cash and cash equivalents	42,272	36,690
Cash and cash equivalents, beginning of period	98,918	70,564
Cash and cash equivalents, end of period	$141,190	$107,254

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$27,424	$29,819
Cash paid for income taxes	—	185

Supplemental Noncash Disclosures:
Recognition of operating lease right-of-use assets	$81	$2,322
Recognition of operating lease liabilities	81	2,322
Loans transferred to foreclosed assets held-for-sale	1,273	1,402
Common Stock issued to Cumberland Advisors and 1st Colonial Shareholders	2,238	—

Fair value of assets acquired in business combination, excluding cash (1)	$756,794	$—
Goodwill recorded (1)	20,391	—
Fair value of liabilities assumed in business combination (1)	753,509	—
Fair value of shares issued in business combination (1)	71,853	—
(1)     Includes the impact of the 1st Colonial acquisition on February 27, 2026 and the Cumberland Advisors acquisition on January 1, 2026. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.

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
Basis of Presentation
For all periods presented, the accompanying Consolidated Financial Statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and five wholly-owned nonbank subsidiaries, MPB Realty, LLC, MPB Financial Services, LLC, which includes Cumberland Advisors, LLC and MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. As of March 31, 2026, the accounts and activities of these nonbank subsidiaries were not material to warrant separate disclosure or segment reporting. As a result, Mid Penn has only one reportable segment for financial reporting purposes. All intercompany accounts and transactions have been eliminated in consolidation.
Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. Mid Penn believes the information presented is not misleading, and the disclosures are adequate. In the opinion of management, all adjustments necessary for fair presentation of the periods presented have been reflected in the accompanying consolidated financial statements. All such adjustments are of a normal, recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the 2025 Annual Report.
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
Material estimates subject to significant change include the allowance for credit losses, expected cash flows on acquired loans, business combination fair value computations, and the valuation of goodwill and other intangible assets.

MID PENN BANCORP, INC.

Recent Accounting Pronouncements
Accounting Standards Adopted in 2026
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
Effective January 1, 2026, the Corporation adopted ASU 2025-08. Adoption resulted in the recognition of an initial allowance for credit losses on applicable purchased loans, including purchased seasoned loans ("PSL loans"), and will affect the accounting for future loan acquisitions. The impact of adoption is reflected in the ACL rollforward in "Note 4 - Loans and Allowance for Credit Losses". The adoption did not result in a cumulative-effect adjustment to beginning retained earnings.
Accounting Standards Pending Adoption
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

MID PENN BANCORP, INC.

Note 2 - Business Combinations
Cumberland Advisors, Inc. Acquisition
On January 1, 2026, Mid Penn completed its acquisition of Cumberland Advisors, Inc., a registered investment advisory firm, for total consideration of $5.5 million. As a result of the acquisition, Mid Penn paid holders of Cumberland Advisors, Inc. common stock $1.6 million in cash and issued 127,009 shares of Mid Penn common stock.
As of March 31, 2026, Cumberland had approximately $2.8 billion in assets under management. In connection with the acquisition, Cumberland was merged into a newly formed Mid Penn acquisition subsidiary and now operates as Cumberland Advisors, LLC.
Mid Penn recognized goodwill of $5.1 million, and a customer list intangible of $2.1 million as a result of the acquisition.
Mid Penn incurred merger-related expenses related to the Cumberland Advisors acquisition of $544 thousand for the three months ended March 31, 2026, which is included in noninterest expense in the Consolidated Statements of Income.
1st Colonial Bancorp, Inc. Acquisition
On February 27, 2026, Mid Penn completed its acquisition of 1st Colonial Bancorp, Inc., through the merger of 1st Colonial with and into Mid Penn. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations.
In connection with the merger, Mid Penn issued 2,111,076 shares of Mid Penn common stock and paid holders of 1st Colonial common stock approximately $37.5 million in cash. Each share of Mid Penn common stock outstanding prior to the merger remained outstanding and unaffected by the merger.
Mid Penn recognized goodwill of $15.3 million, and a core deposit intangible asset of $17.3 million as a result of this acquisition. This is calculated as the excess of consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired. Goodwill is primarily comprised of expected synergies, the assembled workforce, and expanded market presence. Goodwill is not deductible for income tax purposes.
Mid Penn incurred merger-related expenses related to 1st Colonial acquisition of $7.2 million for the three months ended March 31, 2026, which are included in noninterest expense in the Consolidated Statements of Income.
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
As part of the 1st Colonial acquisition, Mid Penn acquired PSL and PCD loans of $599.4 million and $7.4 million, respectively. The day 1 allowance recorded at acquisition was $4.4 million, including $977 thousand related to PCD loans. The related fair value adjustment reflected both expected credit losses recognized at acquisition and other loan valuation factors, including interest rate risk and liquidity considerations.

MID PENN BANCORP, INC.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Assets acquired:
Cash and cash equivalents	$89,568
Federal funds sold	17
Investment securities	114,405
Loans held for sale	4,031
Loans	581,823
Core deposit intangible	17,322
Premises and equipment	860
Operating lease right-of-use asset	1,513
Cash surrender value of life insurance	22,440
Deferred income taxes	2,647
Accrued interest receivable	4,058
Other assets	3,816
Total assets acquired	$842,500
Liabilities assumed:
Deposits:
Noninterest-bearing demand	$84,208
Interest-bearing demand	451,441
Money market	9,202
Savings	109,200
Time	92,860
Operating lease liability	1,513
Accrued interest payable	128
Other liabilities	3,114
Total liabilities assumed	$751,666

Consideration transferred	$106,120

Cash paid in lieu of fractional shares	$2
Cash consideration for common stock	37,489
Purchase price assigned to stock options settled for cash	716
Fair value of common stock issued	67,913
Total	$106,120

Reconciliation to consideration transferred:
Total assets acquired	$842,500
Total liabilities assumed	751,666
Net assets acquired	90,834
Goodwill	15,286
Consideration transferred	$106,120

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
From the acquisition date of February 27, 2026 through March 31, 2026, 1st Colonial contributed approximately $2.5 million of total revenue and $1.3 million of net income to Mid Penn's consolidated results for the three months ended March 31, 2026.
The following supplemental pro forma information presents selected financial results for the three months ended March 31, 2026 and 2025 as if the merger of 1st Colonial was effective as of January 1, 2025. The supplemental unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the results of operations of the combined company that would have been achieved for the periods presented had the transaction been completed as of the date indicated or that may be achieved in the future.

(In thousands)	Three Months Ended March 31,
	2026	2025
Net interest income after provision for credit losses - loans	$58,066	$48,624
Noninterest income	10,021	6,117
Noninterest expense	58,097	35,865
Net income	$7,975	$15,400
William Penn Acquisition
On April 30, 2025, Mid Penn completed its acquisition of 100% of the outstanding shares of William Penn through the merger of William Penn with and into Mid Penn.
This transaction included the acquisition of 12 branches, further expanding Mid Penn's presence in the Philadelphia region and surrounding counties in Pennsylvania and New Jersey.
Mid Penn recognized total goodwill of $6.9 million, and a core deposit intangible asset of $9.0 million as a result of this acquisition. This is calculated as the excess of consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired. Goodwill is primarily comprised of expected synergies and an assembled workforce. Goodwill is not deductible for income tax purposes.
The purchase accounting for the transaction was finalized as of December 31, 2025, and no material measurement adjustments were recorded during the three months ended March 31, 2026.
Charis Insurance Group, Inc. Acquisition
On May 12, 2025, Mid Penn acquired the insurance business and related accounts of Charis Insurance Group, Inc. (Charis Insurance Group), which provides business, home and auto insurance throughout central and southern Pennsylvania, for a cash purchase price of $4.0 million.
Mid Penn recognized total goodwill of $1.6 million, which is calculated as the excess of consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired.

MID PENN BANCORP, INC.

Note 3 - Investment Securities
AFS Securities
As of March 31, 2026, the fair value of AFS securities totaled $484.1 million. As of March 31, 2026, no securities were identified that violated credit loss triggers; therefore, no discounted cash flow analysis was required. As of March 31, 2026, the Corporation recorded no allowance for credit losses on any available-for-sale debt securities.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. As of March 31, 2026, accrued interest receivable totaled $3.1 million for AFS securities, and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
HTM Securities
As of March 31, 2026, Mid Penn’s HTM securities totaled $341.0 million. The Corporation primarily held highly rated HTM securities, including taxable and tax-exempt securities issued mainly by the U.S government, state governments, and political subdivisions. As of March 31, 2026, the majority of Mid Penn's HTM securities were rated investment grade, generally A1/BBB by Moody's and/or Standard & Poor's ratings services. Credit ratings of HTM securities, which are a key factor in estimating expected credit losses, are reviewed on a quarterly basis. Management has the intent and ability to hold these securities to maturity.
As of March 31, 2026, there were no HTM securities that were past due 30 days or more as to principal or interest payments. Additionally, Mid Penn had no HTM securities classified as nonaccrual as of March 31, 2026. As of March 31, 2026, the Corporation recorded no allowance for credit losses on any held-to-maturity debt securities.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. As of March 31, 2026, accrued interest receivable totaled $1.9 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
The following tables set forth the amortized cost and estimated fair value of investment securities for the periods presented:

	March 31, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$17,266	$—	$404	$16,862
Mortgage-backed U.S. government agencies	386,477	2,236	12,492	376,221
State and political subdivision obligations	51,406	—	552	50,854
Corporate debt securities	41,642	377	1,826	40,193
Total available-for-sale debt securities	496,791	2,613	15,274	484,130
Held-to-maturity
U.S. Treasury and U.S. government agencies	$231,015	$—	$17,042	$213,973
Mortgage-backed U.S. government agencies	31,214	3	3,665	27,552
State and political subdivision obligations	63,281	2	4,619	58,664
Corporate debt securities	15,447	3	1,241	14,209
Total held-to-maturity debt securities	340,957	8	26,567	314,398
Total	$837,748	$2,621	$41,841	$798,528

MID PENN BANCORP, INC.

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$19,446	$—	$380	$19,066
Mortgage-backed U.S. government agencies	361,109	3,788	11,500	353,397
State and political subdivision obligations	4,319	—	485	3,834
Corporate debt securities	41,638	249	1,870	40,017
Total available-for-sale debt securities	$426,512	$4,037	$14,235	$416,314
Held-to-maturity
U.S. Treasury and U.S. government agencies	$231,980	$—	$16,566	$215,414
Mortgage-backed U.S. government agencies	32,418	4	3,747	28,675
State and political subdivision obligations	67,441	12	4,043	63,410
Corporate debt securities	15,446	—	1,243	14,203
Total held-to-maturity debt securities	347,285	16	25,599	321,702
Total	$773,797	$4,053	$39,834	$738,016
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
Investment securities having a fair value of $541.8 million as of March 31, 2026 and $544.7 million as of December 31, 2025 were pledged primarily to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $406.5 million as of March 31, 2026 and $162.5 million as of December 31, 2025.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
March 31, 2026	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	9	$16,862	$404	9	$16,862	$404
Mortgage-backed U.S. government agencies	45	280,082	1,023	84	96,139	11,469	129	376,221	12,492
State and political subdivision obligations	—	—	—	8	50,854	552	8	50,854	552
Corporate debt securities	8	18,765	4	14	21,428	1,822	22	40,193	1,826
Total available-for-sale debt securities	53	$298,847	$1,027	115	$185,283	$14,247	168	$484,130	$15,274

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	3	5,759	55	133	208,214	16,987	136	213,973	17,042
Mortgage-backed U.S. government agencies	5	1,004	3	58	26,548	3,662	63	27,552	3,665
State and political subdivision obligations	47	55,344	48	119	3,320	4,571	166	58,664	4,619
Corporate debt securities	3	3,400	100	9	10,809	1,141	12	14,209	1,241
Total held-to-maturity debt securities	58	65,507	206	319	248,891	26,361	377	314,398	26,567
Total	111	$364,354	$1,233	434	$434,174	$40,608	545	$798,528	$41,841

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2025	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	10	$19,066	$380	10	$19,066	$380
Mortgage-backed U.S. government agencies	27	208,676	141	91	144,721	11,359	118	353,397	11,500
State and political subdivision obligations	1	24	—	8	3,810	485	9	3,834	485
Corporate debt securities	8	18,573	64	14	21,444	1,806	22	40,017	1,870
Total available-for-sale securities	36	227,273	205	123	189,041	14,030	159	416,314	14,235

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	137	$215,414	$16,566	137	$215,414	$16,566
Mortgage-backed U.S. government agencies	4	423	—	60	28,252	3,747	64	28,675	3,747
State and political subdivision obligations	12	4,401	2	139	59,009	4,041	151	63,410	4,043
Corporate debt securities	3	3,368	128	9	10,835	1,115	12	14,203	1,243
Total held-to-maturity securities	19	8,192	130	345	313,510	25,469	364	321,702	25,599
Total	55	$235,465	$335	468	$502,551	$39,499	523	$738,016	$39,834
As of March 31, 2026 and December 31, 2025, the majority of the unrealized losses on securities in an unrealized loss position were attributable to U.S. Treasury and U.S. government agencies, and mortgage-backed U.S. government agencies.

The Corporation evaluates debt securities for credit losses in accordance with ASC 326. Mid Penn had no securities considered by management to be credit related losses as of March 31, 2026 and December 31, 2025, and did not record any securities losses in the respective periods ended on these dates. Mid Penn does not consider the securities with unrealized losses on the respective dates to be credit related losses as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.
There were no gross realized gains on the sale of AFS securities as of March 31, 2026 and December 31, 2025, respectively.
The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
March 31, 2026	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$57,495	$57,383	$28,834	$28,572
Due after 1 year but within 5 years	14,392	14,199	157,135	147,941
Due after 5 years but within 10 years	37,583	35,670	114,622	102,527
Due after 10 years	844	657	9,152	7,806
	110,314	107,909	309,743	286,846
Mortgage-backed securities	386,477	376,221	31,214	27,552
	$496,791	$484,130	$340,957	$314,398

MID PENN BANCORP, INC.

Note 4 - Loans and Allowance for Credit Losses - Loans
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	March 31, 2026	December 31, 2025
Commercial real estate
CRE Nonowner Occupied	$1,448,637	$1,364,040
CRE Owner Occupied	839,938	718,864
Multifamily	449,417	419,267
Farmland	237,735	227,816
Total Commercial real estate	2,975,727	2,729,987
Commercial and industrial	724,927	720,031
Construction
Residential Construction	87,910	85,299
Other Construction	365,429	310,390
Total Construction	453,339	395,689
Residential mortgage
1-4 Family 1st Lien	591,385	417,421
1-4 Family Rental	465,317	410,965
HELOC and Junior Liens	290,858	178,116
Total Residential Mortgage	1,347,560	1,006,502
Consumer	8,387	10,629
Total loans	$5,509,940	$4,862,838
Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees were $2.9 million and $2.8 million as of March 31, 2026 and December 31, 2025, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. Accrued interest receivable for loans totaled $27.5 million and $25.7 million as of March 31, 2026 and December 31, 2025, respectively, with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of March 31, 2026 and December 31, 2025, are summarized as follows:

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
March 31, 2026
Commercial real estate
CRE Nonowner Occupied	$2,926	$—	$3,604	$6,530	$1,442,107	$1,448,637	$—
CRE Owner Occupied	3,201	1,379	2,804	7,384	832,554	839,938	—
Multifamily	1,071	196	348	1,615	447,802	449,417	—
Farmland	2,056	384	46	2,486	235,249	237,735	—
Total Commercial real estate	9,254	1,959	6,802	18,015	2,957,712	2,975,727	—
Commercial and industrial	830	1,860	11,225	13,915	711,012	724,927	—
Construction
Residential Construction	—	—	—	—	87,910	87,910	—
Other Construction	582	—	—	582	364,847	365,429	—
Total Construction	582	—	—	582	452,757	453,339	—
Residential mortgage
1-4 Family 1st Lien	2,368	84	299	2,751	588,634	591,385	—
1-4 Family Rental	168	—	884	1,052	464,265	465,317	—
HELOC and Junior Liens	464	298	1,540	2,302	288,556	290,858	—
Total Residential Mortgage	3,000	382	2,723	6,105	1,341,455	1,347,560	—
Consumer	69	15	—	84	8,303	8,387	—
Total	$13,735	$4,216	$20,750	$38,701	$5,471,239	$5,509,940	$—

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2025
Commercial real estate
CRE Nonowner Occupied	$278	$—	$5,144	$5,422	$1,358,618	$1,364,040	$—
CRE Owner Occupied	2,022	58	901	2,981	715,883	718,864	—
Multifamily	—	196	—	196	419,071	419,267	—
Farmland	—	1,581	46	1,627	226,189	227,816	—
Total Commercial real estate	2,300	1,835	6,091	10,226	2,719,761	2,729,987	—
Commercial and industrial	3,740	1,006	6,804	11,550	708,481	720,031	—
Construction
Residential Construction	—	—	—	—	85,299	85,299	—
Other Construction	230	—	—	230	310,160	310,390	—
Total Construction	230	—	—	230	395,459	395,689	—
Residential mortgage
1-4 Family 1st Lien	4,192	165	484	4,841	412,580	417,421	—
1-4 Family Rental	812	1,054	1,047	2,913	408,052	410,965	—
HELOC and Junior Liens	1,474	486	1,815	3,775	174,341	178,116	—
Total Residential Mortgage	6,478	1,705	3,346	11,529	994,973	1,006,502	—
Consumer	7	14	—	21	10,608	10,629	—
Total	$12,755	$4,560	$16,241	$33,556	$4,829,282	$4,862,838	$—

MID PENN BANCORP, INC.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. There were no loans greater than 90 days past due and still accruing as of March 31, 2026 and December 31, 2025.
Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026			December 31, 2025
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate
CRE Nonowner Occupied	3,026	2,271	5,297	2,873	2,271	5,144
CRE Owner Occupied	2,521	1,854	4,375	509	2,043	2,552
Multifamily	—	472	472	—	131	131
Farmland	—	46	46	—	46	46
Total Commercial real estate	5,547	4,643	10,190	3,382	4,491	7,873
Commercial and industrial	11,839	785	12,624	10,519	398	10,917
Residential mortgage
1-4 Family 1st Lien	2,331	1,528	3,859	24	1,188	1,212
1-4 Family Rental	—	928	928	146	949	1,095
HELOC and Junior Liens	386	1,641	2,027	—	1,840	1,840
Total Residential Mortgage	$2,717	$4,097	$6,814	$170	$3,977	$4,147
Consumer	—	13	13	—	14	14
Total loans	$20,103	$9,538	$29,641	$14,071	$8,880	$22,951
The amount of interest income recognized on nonaccrual loans was approximately $94 thousand and $127 thousand during the three months ended March 31, 2026 and 2025, respectively.
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
The following table presents risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal:

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2026	2025	2024	2023	2022	Prior		Total
CRE Nonowner Occupied
Pass	$61,992	$168,620	$101,100	$185,355	$374,328	$528,571	$16,664	$1,436,630
Special mention	—	—	306	—	—	340	—	646
Substandard or lower	—	—	—	1,692	—	9,669	—	11,361
Total CRE Nonowner Occupied	61,992	168,620	101,406	187,047	374,328	538,580	16,664	1,448,637
Gross charge-offs	—	—	—	(499)	—	—	—	(499)
Net charge-offs	—	—	—	(499)	—	—	—	(499)
CRE Owner Occupied
Pass	58,613	127,926	67,578	111,087	118,262	322,699	18,250	824,415
Special mention	—	—	—	908	2,446	6,129	—	9,483
Substandard or lower	—	—	—	—	1,915	4,125	—	6,040
Total CRE Owner Occupied	58,613	127,926	67,578	111,995	122,623	332,953	18,250	839,938
Current period recoveries	—	—	93	—	—	—	—	93
Net charge-offs	—	—	93	—	—	—	—	93
Multifamily
Pass	7,501	38,177	20,361	64,314	161,880	151,860	4,475	448,568
Special mention	—	—	—	—	—	377	—	377
Substandard or lower	—	—	348	—	—	124	—	472
Total Multifamily	7,501	38,177	20,709	64,314	161,880	152,361	4,475	449,417
Farmland

MID PENN BANCORP, INC.

Pass	17,158	28,577	22,535	23,057	50,182	77,623	15,002	234,134
Special mention	—	—	—	424	—	—	—	424
Substandard or lower	—	—	—	384	—	2,673	120	3,177
Total Farmland	17,158	28,577	22,535	23,865	50,182	80,296	15,122	237,735
Commercial and industrial
Pass	42,542	96,787	88,635	60,888	56,476	137,463	213,106	695,897
Special mention	—	—	—	153	442	3,855	—	4,450
Substandard or lower	—	—	555	15,843	635	3,780	3,767	24,580
Total Commercial and industrial	42,542	96,787	89,190	76,884	57,553	145,098	216,873	724,927
Residential Construction
Pass	11,594	39,937	3,211	15,893	779	—	16,496	87,910
Total Residential Construction	11,594	39,937	3,211	15,893	779	—	16,496	87,910
Other Construction
Pass	6,832	95,970	82,049	82,156	42,699	20,014	32,770	362,490
Special mention	—	—	—	—	2,939	—	—	2,939
Substandard or lower	—	—	—	—	—	—	—	—
Total Other Construction	6,832	95,970	82,049	82,156	45,638	20,014	32,770	365,429
1-4 Family 1st Lien
Performing	40,254	26,594	36,200	96,608	108,208	276,702	1,719	586,285
Nonperforming	—	—	1,643	281	143	3,033	—	5,100
Total 1-4 Family 1st Lien	40,254	26,594	37,843	96,889	108,351	279,735	1,719	591,385
Current period recoveries	—	—	—	—	—	2	—	2
Net recoveries	—	—	—	—	—	2	—	2
1-4 Family Rental
Performing	14,243	51,190	25,410	47,086	106,431	212,345	4,597	461,302
Nonperforming	—	—	—	—	—	4,015	—	4,015
Total 1-4 Family Rental	14,243	51,190	25,410	47,086	106,431	216,360	4,597	465,317
Gross charge-offs	—	—	—	—	—	(13)	—	(13)
Net charge-offs	—	—	—	—	—	(13)	—	(13)
HELOC and Junior Liens
Performing	3,159	32,808	26,715	34,342	20,310	52,599	117,167	287,100
Nonperforming	—	—	1,140	89	145	1,383	1,001	3,758
Total HELOC and Junior Liens	3,159	32,808	27,855	34,431	20,455	53,982	118,168	290,858
Consumer
Performing	1,457	997	1,178	773	651	1,121	2,184	8,361
Nonperforming	—	—	—	26	—	—	—	26
Total Consumer	1,457	997	1,178	799	651	1,121	2,184	8,387
Gross charge-offs	—	—	—	—	—	(641)	—	(641)
Current period recoveries	—	—	—	—	—	9	—	9
Net charge-offs	—	—	—	—	—	(632)	—	(632)
Total
Pass	$206,232	$595,994	$385,469	$542,750	$804,606	$1,238,230	$316,763	$4,090,044
Special mention	—	—	306	1,485	5,827	10,701	—	18,319
Substandard or lower	—	—	903	17,919	2,550	20,371	3,887	45,630
Performing	59,113	111,589	89,503	178,809	235,600	542,767	125,667	1,343,048
Nonperforming	—	—	2,783	396	288	8,431	1,001	12,899
Total	$265,345	$707,583	$478,964	$741,359	$1,048,871	$1,820,500	$447,318	$5,509,940

MID PENN BANCORP, INC.

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2025	2024	2023	2022	2021	Prior		Total
CRE Nonowner Occupied
Pass	$156,421	$98,728	$188,873	$358,610	$156,310	$375,646	$16,109	$1,350,697
Special mention	—	—	1,698	—	—	90	—	1,788
Substandard or lower	—	—	1,540	—	—	10,015	—	11,555
Total CRE Nonowner Occupied	156,421	98,728	192,111	358,610	156,310	385,751	16,109	1,364,040
Gross charge-offs	—	—	—	(691)	—	(394)	—	(1,085)
Current period recoveries	—	—	—	301	—	4	—	305
Net recoveries	—	—	—	(390)	—	(390)	—	(780)
CRE Owner Occupied
Pass	119,632	65,978	97,419	105,690	64,478	239,464	16,370	709,031
Special mention	—	—	922	1,576	172	2,939	—	5,609
Substandard or lower	—	181	—	1,888	177	1,978	—	4,224
Total CRE Owner Occupied	119,632	66,159	98,341	109,154	64,827	244,381	16,370	718,864
Gross charge-offs	—	(346)	—	—	—	—	—	(346)
Net recoveries	—	(346)	—	—	—	—	—	(346)
Multifamily
Pass	37,788	4,816	62,305	156,236	68,254	86,424	3,271	419,094
Special mention	—	—	—	—	—	42	—	42
Substandard or lower	—	—	—	—	—	131	—	131
Total Multifamily	37,788	4,816	62,305	156,236	68,254	86,597	3,271	419,267
Farmland
Pass	29,858	23,228	24,273	51,055	36,651	44,326	15,255	224,646
Special mention	—	—	428	—	—	—	—	428
Substandard or lower	—	—	397	—	2,299	46	—	2,742
Total Farmland	29,858	23,228	25,098	51,055	38,950	44,372	15,255	227,816
Commercial and industrial
Pass	96,562	89,541	70,773	64,532	41,663	90,534	240,497	694,102
Special mention	—	—	—	87	—	1,495	—	1,582
Substandard or lower	—	115	15,663	500	1,249	1,299	5,521	24,347
Total Commercial and industrial	96,562	89,656	86,436	65,119	42,912	93,328	246,018	720,031
Gross charge-offs	—	—	—	—	—	(294)	—	(294)
Current period recoveries	—	—	1	—	—	8	—	9
Net charge-offs	—	—	1	—	—	(286)	—	(285)
Residential construction
Pass	29,399	27,382	17,469	351	—	—	10,698	85,299
Total Residential construction	29,399	27,382	17,469	351	—	—	10,698	85,299
Other construction
Pass	64,396	79,617	74,890	42,758	7,790	12,387	28,552	310,390
Total Other construction	64,396	79,617	74,890	42,758	7,790	12,387	28,552	310,390
1-4 Family 1st Lien
Performing	57,120	28,810	59,920	49,052	38,466	179,375	1,489	414,232
Nonperforming	—	—	100	48	—	3,041	—	3,189
Total 1-4 Family 1st Lien	57,120	28,810	60,020	49,100	38,466	182,416	1,489	417,421

MID PENN BANCORP, INC.

Current period recoveries	—	—	—	—	—	90	—	90
Net recoveries	—	—	—	—	—	90	—	90
1-4 Family Rental
Performing	46,766	22,067	45,885	99,841	59,781	131,001	2,154	407,495
Nonperforming	—	—	292	—	1,572	1,606	—	3,470
Total 1-4 Family Rental	46,766	22,067	46,177	99,841	61,353	132,607	2,154	410,965
HELOC and Junior Liens
Performing	8,403	5,050	17,397	8,447	4,815	14,180	115,728	174,020
Nonperforming	—	1,151	93	152	—	1,699	1,001	4,096
Total HELOC and Junior Liens	8,403	6,201	17,490	8,599	4,815	15,879	116,729	178,116
Consumer
Performing	5,143	1,169	829	276	265	702	2,216	10,600
Nonperforming	—	—	29	—	—	—	—	29
Total Consumer	5,143	1,169	858	276	265	702	2,216	10,629
Gross charge-offs	—	—	—	—	—	(98)	—	(98)
Current period recoveries	—	—	—	—	—	55	—	55
Net charge-offs	—	—	—	—	—	(43)	—	(43)
Total
Pass	$534,056	$389,290	$536,002	$779,232	$375,146	$848,781	$330,752	$3,793,259
Special mention	—	—	3,048	1,663	172	4,566	—	9,449
Substandard or lower	—	296	17,600	2,388	3,725	13,469	5,521	42,999
Performing	117,432	57,096	124,031	157,616	103,327	325,258	121,587	1,006,347
Nonperforming	—	1,151	514	200	1,572	6,346	1,001	10,784
Total	$651,488	$447,833	$681,195	$941,099	$483,942	$1,198,420	$458,861	$4,862,838

MID PENN BANCORP, INC.

Mid Penn had no loans classified as "doubtful" as of March 31, 2026 and December 31, 2025. There was $160 thousand and $567 thousand in mortgage loans for which formal foreclosure proceedings were in process at March 31, 2026 and December 31, 2025, respectively.
Collateral-Dependent Loans
A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, Mid Penn elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, Mid Penn records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land. Total collateral-dependent loans as of March 31, 2026 were $29.6 million.
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
The PD and LGD measures are used in conjunction with prepayment data as inputs into the DCF model to calculate the cash flows at the individual loan level. Contractual cash flows based on loan terms are adjusted for PD, LGD and prepayments to derive loss cash flows. These expected cash flows are discounted using the loan’s effective interest rate to estimate the quantitative allowance for credit losses. The prepayment studies are updated quarterly by a third-party for each applicable pool.
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
Effective January 1, 2026, the Corporation adopted ASU 2025-08 for applicable purchased seasoned loans ("PSL loans"), under which an initial allowance for credit losses is recognized at acquisition and incorporated into the initial amortized cost basis of the loans, rather than recognized through a Day 1 provision expense. The impact of adoption is reflected in the ACL rollforward in this Note and is further discussed in "Note 1 - Summary of Significant Accounting Policies".
Loans are charged off against the ACL, with any subsequent recoveries credited back to the ACL account. Expected recoveries may not exceed the aggregate of amounts previously charged off and expected to be charged off.
The following tables present the activity in the ACL - loans by portfolio segment for the three months ended March 31, 2026 and the three months ended March 31, 2025:

(In thousands)	Balance as of December 31, 2025	Initial ACL - PCD Loans	Initial ACL - PSL Loans	Charge-offs	Recoveries	Net Loans (Charged off) Recovered	(Benefit)/Provision for Credit Losses (1)	Balance as of March 31, 2026
Commercial Real Estate
CRE Nonowner Occupied	9,917	—	269	(499)	—	(499)	520	10,207
CRE Owner Occupied	6,095	183	552	—	93	93	1,351	8,274
Multifamily	1,443	—	87	—	—	—	12	1,542
Farmland	2,118	—	1	—	—	—	35	2,154
Commercial and industrial	9,259	547	599	—	—	—	(549)	9,856
Construction
Residential Construction	477	—	54	—	—	—	(100)	431
Other Construction	1,464	—	76	—	—	—	136	1,676
Residential Mortgage
1-4 Family 1st Lien	2,434	92	1,304	—	2	2	(137)	3,695
1-4 Family Rental	2,295	—	157	(13)	—	(13)	(268)	2,171
HELOC and Junior Liens	559	155	337	—	—	—	(4)	1,047
Consumer	30	—	2	(641)	9	(632)	652	52
Total	36,091	977	3,438	(1,153)	104	(1,049)	1,648	41,105

MID PENN BANCORP, INC.

(In thousands)	Balance as of December 31, 2024	Charge-offs	Recoveries	Net Loans Recovered (Charged off)	Provision/(Benefit) for Credit Losses	Balance as of March 31, 2025
Commercial Real Estate
CRE Nonowner Occupied	$11,047	$—	$1	$1	$(668)	$10,380
CRE Owner Occupied	5,243	—	—	—	479	5,722
Multifamily	3,432	—	—	—	(108)	3,324
Farmland	1,932	—	—	—	143	2,075
Commercial and industrial	7,122	—	6	6	736	7,864
Construction
Residential Construction	931	—	—	—	(101)	830
Other Construction	2,131	—	—	—	(232)	1,899
Residential Mortgage
1-4 Family 1st Lien	1,503	—	2	2	77	1,582
1-4 Family Rental	1,756	—	—	—	(16)	1,740
HELOC and Junior Liens	392	—	—	—	12	404
Consumer	25	(15)	9	(6)	(1)	18
Total	$35,514	$(15)	$18	$3	$321	$35,838

MID PENN BANCORP, INC.

The following table presents the ACL for loans and the amortized cost basis of loans as of March 31, 2026 and December 31, 2025:

(In thousands)	ACL - Loans			Loans
March 31, 2026	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,879	$328	$10,207	$1,443,340	$5,297	$1,448,637
CRE Owner Occupied	8,016	258	8,274	835,563	4,375	839,938
Multifamily	1,542	—	1,542	448,945	472	449,417
Farmland	2,154	—	2,154	237,689	46	237,735
Commercial and industrial	7,890	1,966	9,856	712,303	12,624	724,927
Construction
Residential Construction	431		431	87,910	—	87,910
Other Construction	1,676		1,676	365,429	—	365,429
Residential mortgage
1-4 Family 1st Lien	3,603	92	3,695	587,526	3,859	591,385
1-4 Family Rental	2,171	—	2,171	464,389	928	465,317
HELOC and Junior Liens	896	151	1,047	288,831	2,027	290,858
Consumer	52	—	52	8,374	13	8,387
Total	$38,310	$2,795	$41,105	$5,480,299	$29,641	$5,509,940

(In thousands)	ACL - Loans			Loans
December 31, 2025	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total ACL - Loans	Collectively Evaluated for Credit Loss	Individually Evaluated for Credit Loss	Total Loans
Commercial real estate
CRE Nonowner Occupied	$9,374	$543	$9,917	$1,358,896	$5,144	$1,364,040
CRE Owner Occupied	6,020	75	6,095	716,312	2,552	718,864
Multifamily	1,443	—	1,443	419,136	131	419,267
Farmland	2,118	—	2,118	227,770	46	227,816
Commercial and industrial	7,835	1,424	9,259	709,114	10,917	720,031
Construction
Residential Construction	477	—	477	85,299	—	85,299
Other Construction	1,464	—	1,464	310,390	—	310,390
Residential mortgage
1-4 Family 1st Lien	2,434	—	2,434	416,209	1,212	417,421
1-4 Family Rental	2,289	6	2,295	409,870	1,095	410,965
HELOC and Junior Liens	559	—	559	176,276	1,840	178,116
Consumer	30	—	30	10,615	14	10,629
Total	$34,043	$2,048	$36,091	$4,839,887	$22,951	$4,862,838

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
Information related to loans modified for the three months ended March 31, 2026, whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(Dollars in thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Three months ended March 31, 2026
Commercial and industrial	—	87	—	87	0.01%
Total	$—	$87	$—	$87

There were no loan modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2025.

The financial effects of the loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added a weighted-average of 2.0 years to the life of the loans, which also reduced the monthly payment amounts for the borrowers.
As of March 31, 2026, there were no defaults on loans modified to borrowers experiencing financial difficulty within the twelve months following modification.

MID PENN BANCORP, INC.

Note 5 - Deposits
Deposits consisted of the following as of March 31, 2026 and December 31, 2025:

(Dollars in thousands)	March 31, 2026	% of Total Deposits	December 31, 2025	% of Total Deposits
Noninterest-bearing demand deposits	$933,497	15.6%	$834,013	16.0%
Interest-bearing demand deposits	1,664,412	27.9%	1,278,940	24.5%
Money market	1,253,751	21.0%	1,226,171	23.5%
Savings	439,334	7.4%	324,064	6.2%
Total demand and savings	4,290,994	71.9%	3,663,188	70.2%
Time	1,679,973	28.1%	1,551,475	29.8%
Total deposits	$5,970,967	100.0%	$5,214,663	100.0%
The scheduled maturities of time deposits as of March 31, 2026 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2026	$1,002,755	$366,263
Maturing in 2027	200,201	41,279
Maturing in 2028	35,019	5,147
Maturing in 2029	14,080	889
Maturing in 2030	6,521	686
Maturing thereafter	5,965	1,168
	$1,264,541	$415,432
Mid Penn had $132.7 million of brokered certificates of deposits as of March 31, 2026 and $97.5 million as of December 31, 2025. As of March 31, 2026 and December 31, 2025, Mid Penn had $112.7 million and $83.2 million, respectively, of Certificate of Deposit Account Registry ("CDAR") deposits.

MID PENN BANCORP, INC.

Note 6 - Derivative Financial Instruments
Mid Penn manages its exposure to certain interest rate risks through the use of derivative financial instruments; however, none are entered into for speculative purposes. During the three months ended March 31, 2026, Mid Penn had outstanding derivative contracts designated as hedges. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
Loan-level Interest Rate Swaps
Mid Penn enters into loan-level interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. Mid Penn simultaneously enters into loan-level interest rate swaps with dealer counterparties, with identical notional amounts and terms. The net result of the offsetting customer and dealer counterparty swap agreements is that the customer pays a fixed rate of interest, while Mid Penn receives a floating rate. Mid Penn’s loan-level interest rate swaps are considered derivatives but are not accounted for using hedge accounting. These transactions are structured as back-to-back arrangements with offsetting terms; however, the Corporation remains exposed to credit risk associated with both the customer and dealer counterparties.
Information related to loan-level interest rate swaps is set forth in the following table:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Loan-level interest rate swaps on loans with customers
Notional amount	$332,451	$287,251
Weighted-average remaining term (years)	4.47	4.16
Receive fixed rate (weighted-average)	5.34%	5.13%
Pay variable rate (weighted-average)	5.98%	6.08%
Estimated fair value (1)	$7,820	$8,796

(Dollars in thousands)	March 31, 2026	December 31, 2025
Loan-level interest rate swaps on loans with correspondents
Notional amount	$332,451	$287,251
Weighted-average remaining term (years)	4.47	4.16
Receive variable rate (weighted-average)	5.98%	6.08%
Pay fixed rate (weighted-average)	5.34%	5.13%
Estimated fair value (2)	$7,820	$8,796
(1) The net amount of the estimated fair value is disclosed in Other Liabilities on the Consolidated Balance Sheet.
(2) The net amount of the estimated fair value is disclosed in Other Assets on the Consolidated Balance Sheet.
Cash Flow Hedges of Interest Rate Risk

Mid Penn’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, Mid Penn primarily uses interest rate swaps as part of its interest rate risk management strategy. During the three months ended March 31, 2026, Mid Penn had interest rate swaps designated as cash flow hedges to hedge the cash flows associated with existing brokered CDs.

Information related to cash flow hedges is set forth in the following table:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Cash flow hedges
Notional amount	$75,000	$75,000
Weighted-average remaining term (years)	0.59	0.84
Pay fixed rate (weighted-average)	3.81%	3.81%
Receive variable rate (weighted average)	3.67%	3.52%
Estimated fair value (1)	$348	$211

MID PENN BANCORP, INC.

(1) Estimated fair value, net of accrued interest receivable, is disclosed in Other Assets on the Consolidated Balance Sheet.

For derivatives designated and qualifying as cash flow hedges of interest rate risk, the unrealized gain or loss is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months, Mid Penn estimates that an additional $59 thousand will be reclassified to interest expense.

Note 7 - Accumulated Other Comprehensive Loss (Income)
The components of accumulated other comprehensive loss (income), net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance as of December 31, 2025	$(6,971)	$(191)	$839	$(6,323)
OCI before reclassifications	(1,946)	129	31	(1,786)
Amounts reclassified from AOCI	—	—	(48)	(48)
Balance as of March 31, 2026	$(8,917)	$(62)	$822	(8,157)

Balance as of December 31, 2024	$(18,889)	$1,485	$579	$(16,825)
OCI before reclassifications	3,656	(984)	16	2,688
Amounts reclassified from AOCI	—	—	(26)	(26)
Balance as of March 31, 2025	$(15,233)	$501	$569	$(14,163)

MID PENN BANCORP, INC.

Note 8 - Fair Value Measurement
Mid Penn uses estimates of fair value in applying various accounting standards to its consolidated financial statements on either a recurring or non-recurring basis. Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. Mid Penn groups its assets and liabilities measured at fair value in three hierarchy levels, based on the observability and transparency of the inputs. The fair value hierarchy is as follows:
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
There were no transfers of assets between fair value Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2026 or the year ended December 31, 2025.
The following tables illustrate the assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets:

	March 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$16,862	$—	$16,862
Mortgage-backed U.S. government agencies	—	376,221	—	376,221
State and political subdivision obligations	—	50,854	—	50,854
Corporate debt securities	—	40,193	—	40,193
Equity securities	5,412	—	—	5,412
Loans held-for-sale	—	16,554	—	16,554
Other assets:
Derivative assets	—	8,168	—	8,168
Other liabilities:
Derivative liabilities	—	7,820		7,820

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$19,066	$—	$19,066
Mortgage-backed U.S. government agencies	—	353,397	—	353,397
State and political subdivision obligations	—	3,834	—	3,834
Corporate debt securities	—	40,017	—	40,017
Equity securities	5,446	—	—	5,446
Loans held-for-sale	—	3,668	—	3,668
Other assets:
Derivative assets	—	9,007	—	9,007
Other liabilities:
Derivative liabilities	—	8,796	—	8,796

MID PENN BANCORP, INC.

The valuation methodologies and assumptions used to estimate the fair value for the items in the preceding tables are as follows:
Available-for-sale investment securities - The fair value of equity and debt securities classified as available-for-sale is determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2). Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather, relying on the securities’ relationship to other benchmark quoted prices.
Equity securities - The fair value of equity securities with readily determinable fair values is recorded on the Consolidated Balance Sheet, with realized and unrealized gains and losses reported in other expense on the Consolidated Statements of Income. These securities consist primarily of publicly traded equity securities and are classified within Level 1 in the fair value hierarchy.
Loans held-for-sale - This category includes mortgage loans held-for-sale that are measured at fair value on a recurring basis. Fair values as of March 31, 2026 were measured as the price that secondary market investors were offering for loans with similar characteristics.
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
Mortgage banking derivatives - represent the fair value of mortgage banking derivatives in the form of interest rate locks and forward commitments with secondary market investors and the fair value of interest rate swaps. The fair values of Mid Penn’s interest rate locks, forward commitments and interest rate swaps represent the amounts that would be required to settle the derivative financial instruments at the balance sheet date. These characteristics classify mortgage banking derivatives as Level 3.
Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, upon acquisition or when there is evidence of impairment).

The following table illustrates financial instruments measured at fair value on a nonrecurring basis:

	March 31, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$26,846	$26,846
Foreclosed assets held-for-sale	—	—	8,420	8,420

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$20,903	$20,903
Foreclosed assets held-for-sale	—	—	7,806	7,806
Net loans - This category consists of loans that were individually evaluated for credit losses, net of the related ACL, and have been classified as Level 3 assets. All of Mid Penn’s individually evaluated loans for 2026 and 2025, whether reporting a specific allowance allocation or not, are considered collateral-dependent. Mid Penn utilized Level 3 inputs such as independent appraisals of the underlying collateral, which generally includes Level 3 inputs which are not observable. Appraisals may be adjusted downward by management for qualitative factors such as economic conditions and estimated liquidation expenses.
Foreclosed assets held-for-sale - Values are based on appraisals that consider the sales prices of property in the proximate vicinity.

MID PENN BANCORP, INC.

The following table presents additional information about the valuation techniques for level 3 assets measured at fair value on a nonrecurring basis:

	March 31, 2026
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$26,846	Appraisal of collateral	Appraisal adjustments	8%	-	100%	52.1%
Foreclosed assets held-for-sale	8,420	Appraisal of collateral	Appraisal adjustments	18%	-	100%	42.6%

	December 31, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$20,903	Appraisal of collateral	Appraisal adjustments	8%	-	100%	44.9%
Foreclosed assets held-for-sale	7,806	Appraisal of collateral	Appraisal adjustments	23%	-	100%	39.8%
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	March 31, 2026
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$141,190	$141,190	$—	$—	$141,190
Available-for-sale securities	484,130	—	484,130	—	484,130
Held-to-maturity securities	340,957	—	314,398	—	314,398
Equity securities	5,412	5,412	—	—	5,412
Loans held-for-sale	16,554	—	16,554	—	16,554
Net loans	5,468,835	—	—	5,508,561	5,508,561
Restricted investment in bank stocks	10,081		10,081	—	10,081
Accrued interest receivable	32,958	32,958	—	—	32,958
Derivative assets	8,168	—	8,168	—	8,168
Financial instruments - liabilities
Deposits	$5,970,967	$—	$5,973,274	$—	$5,973,274
Short-term borrowings	31,500	—	31,500	—	31,500
Long-term debt (1)	141	—	127	—	127
Accrued interest payable	12,195	12,195	—	—	12,195
Derivative liabilities	7,865	—	7,865	—	7,865
(1)Long-term debt excludes finance lease obligations.

MID PENN BANCORP, INC.

	December 31, 2025
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$98,918	$98,918	$—	$—	$98,918
Available-for-sale securities	416,314	—	416,314	—	416,314
Held-to-maturity securities	347,285	—	321,702	—	321,702
Equity securities	5,446	5,446	—	—	5,446
Loans held-for-sale	3,668	—	3,668	—	3,668
Net loans	4,826,747	—	—	4,866,731	4,866,731
Restricted investment in bank stocks	7,576		7,576	—	7,576
Accrued interest receivable	29,640	29,640	—	—	29,640
Derivative assets	9,007	—	9,007	—	9,007
Financial instruments - liabilities
Deposits	$5,214,663	$—	$5,218,656	$—	$5,218,656
Short-term borrowings	20,833	—	20,833	—	20,833
Long-term debt (1)	20,222	—	20,223	—	20,223
Subordinated debt	—	—	—	—	—
Accrued interest payable	10,942	10,942	—	—	10,942
Derivative liabilities	8,796	—	8,796	—	8,796
(1)Long-term debt excludes finance lease obligations.
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of March 31, 2026 and December 31, 2025.
Note 9 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer unless there is a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $65.1 million and $66.5 million of standby letters of credit outstanding as of March 31, 2026 and December 31, 2025, respectively. Mid Penn does not anticipate any losses resulting from these transactions. The amount of the liability as of March 31, 2026 and December 31, 2025 for payment under standby letters of credit issued was not considered material.
Mid Penn is required to estimate expected credit losses for OBS credit exposures which are not unconditionally cancellable. Mid Penn maintains a separate ACL on credit-related OBS commitments, including unfunded loan commitments and letters of credit, which is included in other liabilities on the accompanying Consolidated Balance Sheets.
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

MID PENN BANCORP, INC.

The ACL - OBS was $3.1 million and $2.9 million as of March 31, 2026 and December 31, 2025, respectively. A benefit for credit losses related to credit commitments of $54 thousand and $20 thousand was recorded for the three months ended March 31, 2026 and March 31, 2025, respectively.
The following table presents the activity in the ACL - OBS by segment for the three months ended March 31, 2026:

(In thousands)	Balance as of December 31, 2025	Initial ACL Recorded On Acquired Commitments (1)	(Benefit)/Provision for Credit Loss	Balance as of March 31, 2026
1-4 Family Rental	$12	$—	$(1)	$11
C&I	1,457	83	(2)	1,538
CRE NonOwner Occupied	134	—	(10)	124
CRE Owner Occupied	93	—	20	113
Consumer	3	—	—	3
Farmland	97	—	(1)	96
HELOC & Junior Liens	130	64	5	199
Multifamily	12	—	—	12
Other Construction & Land	742	33	(15)	760
Residential Construction	229	40	(50)	219
Residential First Liens	4	—	—	4
	$2,913	$220	$(54)	$3,079
(1)    Includes commitments on loans acquired in the 1st Colonial acquisition on February 27, 2026. These commitments are included in the allowance for off-balance sheet credit exposures as of March 31, 2026.

(In thousands)	Balance as of December 31, 2024	(Benefit)/Provision for Credit Loss	Balance as of March 31, 2025
1-4 Family Rental	$16	$(3)	$13
C&I	1,165	157	1,322
CRE NonOwner Occupied	132	(23)	109
CRE Owner Occupied	98	7	105
Consumer	3	—	3
Farmland	92	20	112
HELOC & Junior Liens	92	3	95
Multifamily	27	(5)	22
Other Construction & Land	792	(132)	660
Residential Construction	516	(45)	471
Residential First Liens	6	1	7
	$2,939	$(20)	$2,919
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
Note 10 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were $31.5 million and $20.8 million as of March 31, 2026 and December 31, 2025, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than one year. Federal funds purchased from correspondent banks mature in one business day and are repriced daily based on the federal funds rate. Advances from the FHLB are collateralized by the Bank’s investment in FHLB common stock and by a blanket lien on selected loan receivables comprised principally of real estate secured loans. As of March 31, 2026, the amount of loans pledged totaled $2.7 billion. As of March 31, 2026, the Bank's unused short-term borrowing capacity with the FHLB totaled $1.5 billion (equal to $1.9 billion of maximum borrowing capacity, less the aggregate amount of FHLB letters of credit securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also maintained unused overnight lines of credit with other correspondent banks totaling $35.0 million as of March 31, 2026. No draws have been made on these lines of credit as of March 31, 2026 and December 31, 2025, respectively.
Long-term Debt
The following table presents a summary of long-term debt as of March 31, 2026 and December 31, 2025:

(Dollars in thousands)	March 31, 2026	December 31, 2025
FHLB fixed rate instruments:
Due February 2026, 4.51%	$—	$20,000
Due August 2026, 4.80%	133	212
Due February 2027, 6.71%	8	10
Total FHLB fixed rate instruments	141	20,222
Finance lease obligations included in long-term debt	2,880	2,917
Total long-term debt	$3,021	$23,139
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. As of March 31, 2026 and December 31, 2025, the Bank had long-term debt outstanding in the amount of $3.0 million and $23.1 million, respectively, consisting of FHLB fixed rate instruments, and a finance lease liability.
The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans. Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipalities and school district customers, which are used as a legally allowable alternative to investment in securities. These FHLB letter of credit commitments totaled $406.5 million and $162.5 million as of March 31, 2026 and December 31, 2025, respectively.

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
Outstanding Balance
As of March 31, 2026, the Corporation had no subordinated debt outstanding.

Note 12 - Common Stock and Equity Incentive Plans
Treasury Stock Repurchase Program
Mid Penn adopted a treasury stock repurchase program ("Program") initially effective March 19, 2020. On April 21, 2026, the Board of Directors renewed the Program through April 30, 2027 and approved an increase in repurchase authorization permitting the repurchase of up to an additional $50.0 million of Mid Penn’s outstanding common stock. Under the Program, Mid Penn conducts repurchases of its common stock through open market transactions (which may be by means of a trading plan adopted under SEC Rule 10b5-1) or in privately negotiated transactions. Repurchases under the Program are made at the discretion of management and are subject to market conditions and other factors. There is no guarantee as to the exact number of shares that Mid Penn may repurchase. The Program is able to be modified, suspended or terminated at any time, at Mid Penn’s discretion, based upon a number of factors, including liquidity, market conditions, the availability of alternative investment opportunities and other factors Mid Penn deems appropriate. The Program does not obligate Mid Penn to repurchase any shares.
No shares were repurchased in the three months ended March 31, 2026. As of March 31, 2026, Mid Penn had repurchased an aggregate total of 519,891 shares of common stock at an average price of $23.65 per share under the Program.

MID PENN BANCORP, INC.

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
As of March 31, 2026, participants in the plan held 496,255 shares of the Corporation's common stock.
Equity Incentive Plans
The Corporation recognizes stock-based compensation expense for equity awards based on the grant-date fair value of the awards. Compensation expense is recognized on a straight-line basis over the requisite service period and is included in salaries and benefits expense in the Consolidated Statements of Income.
On May 9, 2023, shareholders approved the 2023 Stock Incentive Plan, which authorizes Mid Penn to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. The 2023 Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to incentivize the further success of the Corporation, and replaced the 2014 Restricted Stock Plan. The aggregate number of shares of common stock available for issuance under the Plans is 550,000 shares.
As of March 31, 2026, a total of 314,804 restricted shares were granted under the Plans, of which 110,845 shares were unvested. The Plan's shares granted and vested resulted in $689 thousand and $239 thousand in stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively.
Stock-based compensation expense relating to restricted stock is calculated using grant date fair value and is recognized on a straight-line basis over the vesting periods of the awards. Restricted shares granted to employees vest in equal amounts on the anniversary of the grant date over the vesting period and the expense is a component of salaries and benefits expense on the Consolidated Statement of Income. The employee grant vesting period is determined by the terms of each respective grant, with vesting periods generally between one and four years. Restricted shares granted to directors have a twelve-month vesting period, and the expense is a component of directors’ fees and benefits within the other expense line item on the Consolidated Statement of Income.
Equity Awards Assumed from William Penn Acquisition
In connection with the acquisition of William Penn on April 30, 2025, the Corporation issued 3,506,795 shares of common stock as purchase consideration and assumed outstanding equity awards of William Penn, resulting in the issuance of 538,447 stock options and 215,386 restricted stock units "RSUs" of which 129,776 stock options and 53,822 restricted stock units remained unvested as of March 31, 2026.
Compensation expense for stock options was $131 thousand for the three months ended March 31, 2026. As of March 31, 2026, unrecognized compensation expense related to unvested options was $645 thousand. Compensation expense for restricted stock awards was $183 thousand for the three months ended March 31, 2026. As of March 31, 2026, unrecognized compensation cost related to unvested restricted stock was $894 thousand.
The assumed awards are subject to the original vesting terms and conditions included in the William Penn stock-based compensation plan.
Stock Appreciation Rights Issued in Connection with the Cumberland Advisors Acquisition
Stock appreciation rights issued in the acquisition of Cumberland Advisors are being accounted for as post-combination compensation expense and will be recognized over the applicable service period. The stock appreciation rights have a maximum aggregate value of $1.2 million to be exercisable between the first and third anniversary of the closing date of the transaction.

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
The following data sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Net income available to common shareholders	$8,706	$13,742

Weighted-average common shares outstanding - basic	23,949,008	19,355,867
Dilutive effect of stock-based compensation	365,131	60,398
Weighted-average common shares outstanding - diluted	24,314,139	19,416,265

Basic earnings per common share	$0.36	$0.71
Diluted earnings per common share	0.36	0.71
Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There were no anti-dilutive stock options excluded from diluted earnings per share for the three months ended March 31, 2026 or March 31, 2025. Dilutive common stock equivalents included assumed equity awards acquired in the William Penn acquisition.
As part of the acquisition of William Penn on April 30, 2025, the Company issued 3,506,795 shares of common stock as purchase consideration, and assumed outstanding equity awards of William Penn, consisting of 538,447 stock options and 215,386 restricted stock units (RSUs).
As part of the acquisition of Cumberland Advisors on January 1, 2026, Mid Penn issued 127,009 shares of common stock as purchase consideration.
As part of the acquisition of 1st Colonial on February 27, 2026, Mid Penn issued 2,111,076 shares of common stock as purchase consideration. These shares contributed to the increase in weighted-average shares outstanding for the quarter ended March 31, 2026.

MID PENN BANCORP, INC.

Note 14 - Segment Reporting
Mid Penn operates as a single reportable segment, providing a broad range of banking and financial services to individuals, businesses, and institutional clients. These services include commercial and consumer lending, deposit products, wealth management, insurance, and treasury management solutions. The Chief Executive Officer and the Chief Financial Officer together act as Mid Penn Chief Operating Decision Makers ("CODM"). The CODM regularly evaluates financial performance and allocates resources on a consolidated basis.

The following table presents financial information reviewed by the CODM in assessing performance and allocating resources:

(In thousands)	March 31, 2026	March 31, 2025
Net interest income	$55,250	$42,509
Provision for credit losses	1,594	301
Noninterest income	9,604	5,239
Noninterest expense	51,959	30,642
Provision for Income taxes	2,595	3,063
Net income	8,706	13,742

Total assets	$6,964,809	$5,546,026

Other Segment Information

Revenue Composition: Mid Penn generates revenue primarily from net interest income and non-interest income, including fees from deposit accounts, wealth management, insurance, and treasury services.

Capital Allocation & Performance Metrics: The CODM assesses performance based on key financial metrics, including net interest margin, return on average assets ("ROA"), return on average equity ("ROE") and core efficiency ratio.

MID PENN BANCORP, INC.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management Discussion relates to the Corporation, a financial holding company incorporated in the Commonwealth of Pennsylvania, and its wholly-owned subsidiaries, and should be read in conjunction with the consolidated financial statements and other financial information presented in this report and our Annual Report on Form 10-K for the year ended December 31, 2025.
Caution About Forward-Looking Statements
Forward-looking statements involve risks, uncertainties and assumptions. Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes its management has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements. Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q, the 2025 Annual Report, and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•Mid Penn’s ability to efficiently integrate recent acquisitions into its business and operations, which may take longer than anticipated or be more costly than anticipated or result in unanticipated disruptions to existing operations;
•the possibility that anticipated benefits of recent acquisitions, including cost savings and other synergies, may take longer to be realized or may not fully be achieved, and that attrition in client, partner or other relationships may be greater than expected;
•the effects of future economic conditions on Mid Penn, the Bank, our nonbank subsidiaries, and our markets and customers;
•governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
•business or economic disruptions arising from public health events or other external disruptions;
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

MID PENN BANCORP, INC.

•impacts of the capital and liquidity requirements imposed by bank regulatory agencies;
•the effect of changes in accounting policies and practices, including the adoption or interpretation of new accounting standards, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the SEC, and other accounting and reporting rule making authorities;
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
•supply chain disruption;
•the risk factors described in Item 1A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent filings with the SEC.

The above list of factors that may affect future performance is illustrative, but by no means exhaustive. Accordingly, all forward-looking statements should be evaluated with this understanding of inherent uncertainty.
Overview
Mid Penn is a financial holding company incorporated in August 1991 in the Commonwealth of Pennsylvania.
Mid Penn generates the majority of its revenues through net interest income, or the difference between interest earned on loans and investments and interest paid on deposits and borrowings. Growth in net interest income is dependent upon balance sheet growth and maintaining or increasing the net interest margin, which is calculated on a fully taxable-equivalent basis ("FTE") as net interest income as a percentage of average interest-earning assets. Mid Penn also generates revenue through fees earned on the various services and products offered to its customers and through gains on sales of assets, such as loans, investments and properties. Offsetting these revenue sources are provisions for credit losses, non-interest expenses and income taxes.

MID PENN BANCORP, INC.

The following table presents a summary of Mid Penn's earnings and selected performance ratios:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net Income	$8,706	$13,742
Diluted EPS	$0.36	$0.71
Dividends declared	$0.22	$0.20
Return on average assets (2)	0.55%	1.01%
Return on average equity (2)	4.18%	8.43%
Net interest margin (1)(2)	3.80%	3.37%
Nonperforming assets to total assets	0.55%	0.46%
Net charge-offs/(recoveries) to average loans (annualized)	0.084%	(0.0003)%
(1) Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section.
(2) Annualized ratios
On February 27, 2026, Mid Penn completed the acquisition of 1st Colonial Bancorp, Inc. ("1st Colonial"), which added total assets of $842.5 million, comprised primarily of $597.5 million of loans. Additionally, on January 1, 2026, Mid Penn completed the acquisition of Cumberland Advisors, Inc. ("Cumberland Advisors"), a registered investment advisory firm, which had approximately $3.2 billion in assets under management, further expanding the Company's wealth management capabilities and fee-based revenue.
On April 30, 2025, Mid Penn completed the William Penn acquisition, which added total assets of $726.5 million, including $405.3 million of loans. This transaction included the acquisition of 12 branches, further expanding Mid Penn's presence in the Philadelphia region and surrounding counties in Pennsylvania and New Jersey. Mid Penn issued 3,506,795 shares of Mid Penn common stock as consideration for the $103.2 million purchase price. The Corporation also granted replacement awards for 538,447 stock options, with a fair value of $3.1 million to continuing employees of William Penn.
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended March 31, 2026 was $8.7 million, or $0.36 per basic and diluted common share, compared to earnings of $13.7 million, or $0.71 per both basic and diluted common share for the three months ended March 31, 2025.
•Net Interest Income
◦Net Interest Margin - For the first quarter of 2026, Mid Penn’s net interest margin was 3.80% versus 3.37% for the same period of 2025. The yield on interest-earning assets for the first quarter of 2026 increased 10 basis points from the same period of 2025. The rate on interest-bearing liabilities decreased 43 basis points from the same period of 2025. The increase, compared to the first quarter of 2025, was driven by higher loan and investment securities yields and a reduction in the cost of funds.
◦Loan Growth - Total loans, net of unearned income, as of March 31, 2026 were $5.5 billion compared to $4.9 billion as of December 31, 2025, an increase of $647.1 million, or 13.3%. The growth was primarily driven by the acquisition of 1st Colonial, which contributed to an increase in residential mortgages of $341.1 million, an increase in commercial real estate loans of $245.7 million, an increase in construction loans of $57.7 million, and an increase in commercial and industrial loans of $4.9 million.

MID PENN BANCORP, INC.

◦Deposit Growth - Total deposits increased $756.3 million, or 14.5%, from $5.2 billion at December 31, 2025, to $6.0 billion at March 31, 2026. The growth was primarily driven by the acquisition of 1st Colonial, which contributed to an increase of $528.3 million in interest-bearing transaction accounts, an increase of $128.5 million in time deposits, and a $99.5 million increase in non-interest bearing accounts.
•Asset Quality - ACL as of March 31, 2026 was $41.1 million, or 0.75% of total loans, as compared to $36.1 million, or 0.74% of total loans as of December 31, 2025. This increase includes the initial allowance recorded for 1st Colonial loans of $4.4 million.
◦Net Charge-offs/Recoveries - Mid Penn had net loan charge-offs of $1.0 million and net recoveries of $3 thousand for the three months ended March 31, 2026 and 2025, respectively.
◦Non-performing assets - Total non-performing assets were $38.1 million at March 31, 2026, an increase compared to non-performing assets of $30.8 million at December 31, 2025. The increase during the first quarter of 2026 is primarily related to the addition of $7.4 million of nonaccrual loans from the 1st Colonial acquisition. Delinquency, measured as loans past due 30 days or more, as a percentage of total loans was 0.70% at March 31, 2026, compared to 0.69% as of December 31, 2025.
◦Provision/Benefit for credit losses - loans - The provision for credit losses - loans was $1.6 million for the three months ended March 31, 2026 compared to a provision of $321 thousand for the same period of 2025. The benefit for credit losses on off-balance sheet credit exposures was $54 thousand for the three months ended March 31, 2026, compared to a benefit of $20 thousand for the same period of 2025. The increase in provision for the three months ended March 31, 2026, was primarily driven by qualitative adjustments to the CRE owner-occupied portfolio, reflecting growth within that segment, offset by decreases due to higher prepayment speeds and a favorable economic forecast.
•Noninterest Income - Noninterest income totaled $9.6 million for the three months ended March 31, 2026 compared to $5.2 million for the same period of 2025. The increase is primarily driven by a $2.5 million increase in fiduciary and wealth management income, a $431 thousand increase in earnings from the cash surrender value of life insurance, a $1.3 million increase in other noninterest income, including a $558 thousand increase in death benefits received, and a $458 thousand increase in insurance commissions.
•Noninterest Expense - Noninterest expense totaled $52.0 million for the three months ended March 31, 2026, an increase of $21.3 million, or 69.6%, compared to noninterest expense of $30.6 million for the same period of 2025.
Merger and acquisition expenses increased $7.4 million to $7.7 million for the three months ended March 31, 2026, driven by $7.2 million related to the 1st Colonial acquisition, $544 thousand related to the Cumberland Advisors acquisition, compared to $314 thousand in the same period of 2025.
Salaries and benefits increased $7.0 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase is attributable to (i) the retail staff additions at the twelve retail locations added through the William Penn acquisition and three retail locations added through the 1st Colonial acquisition; (ii) the retention of various William Penn and 1st Colonial team members through the completion of systems integrations; and (iii) the addition of staff members from the Cumberland Advisors acquisition.
Software licensing and utilization costs increased $1.0 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase reflects additional costs to (i) license the additional William Penn and 1st Colonial branches; and (ii) upgrade internal systems, including network storage, cybersecurity, and data security enhancements in response to the Bank's larger size and increased IT complexity.
Occupancy expenses increased $979 thousand for the three months ended March 31, 2026, compared to the same period in 2025. The increase was driven by the facility operating costs of the additional retail locations added through the William Penn, 1st Colonial, and Cumberland Advisors acquisitions.

MID PENN BANCORP, INC.

•Liquidity - Current liquidity, including cash equivalents and borrowing capacity totaled $1.5 billion, compared to $1.7 billion at December 31, 2025, representing 144.8% of uninsured and uncollateralized deposits and approximately 25.0% of total deposits.

MID PENN BANCORP, INC.

Critical Accounting Estimates
The 2025 Annual Report on Form 10-K includes a summary of critical accounting estimates that Mid Penn considers to be most important to the presentation of its financial condition and results of operations. These estimates require management’s most difficult judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.
Management of the Corporation considers the accounting judgments relating to the allowance for credit losses, business combinations, and goodwill impairment to be the accounting area that requires the most subjective and complex judgments. Changes in key assumptions, including economic conditions and other inputs used in these estimates, could have a material impact on the Corporation's results of operations and financial condition.
There have been no material changes to Mid Penn's critical accounting estimates as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Net Interest Income
Net interest income, Mid Penn's primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings. Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities. Interest and average rates in the table below are presented on a fully taxable-equivalent basis ("FTE"). Tax-equivalent adjustments were calculated using a statutory corporate tax rate of 21% for the three months ended March 31, 2026 and 2025.

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the periods presented:

	Average Balances, Income and Interest Rates
	For the Three Months Ended
	March 31, 2026			March 31, 2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
ASSETS:
Interest Bearing Balances	$19,647	$110	2.27%	$20,794	$138	2.69%
Investment Securities:
Taxable	715,209	6,486	3.68%	569,800	4,309	3.07%
Tax-exempt	68,559	297	1.76%	69,780	348	2.02%
Total Investment Securities	783,768	6,783	3.51%	639,580	4,657	2.95%

Federal funds sold	16,994	220	5.25%	23,754	261	4.46%
Loans, net of unearned income	5,083,240	76,798	6.13%	4,459,679	66,537	6.05%
Restricted investment in bank stocks	10,864	15	0.56%	7,101	151	8.62%
Total Interest-earning Assets	5,914,513	83,926	5.75%	5,150,908	71,744	5.65%

Cash and Due from Banks	55,545			39,916
Other Assets	422,953			300,939
Total Assets	$6,393,011			$5,491,763

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,382,567	$5,417	1.59%	$1,051,325	$4,681	1.81%
Money market	1,216,581	7,470	2.49%	1,027,355	6,941	2.74%
Savings	363,593	300	0.33%	260,965	54	0.08%
Time	1,579,915	14,661	3.76%	1,589,083	16,588	4.23%
Total Interest-bearing Deposits	4,542,656	27,848	2.49%	3,928,728	28,264	2.92%

Short-term borrowings	71,111	702	4.00%	24,892	290	4.72%
Long-term debt	11,733	126	4.36%	23,533	257	4.43%
Subordinated debt	—	—	—%	45,662	424	3.77%
Total Interest-bearing Liabilities	4,625,500	28,676	2.51%	4,022,815	29,235	2.95%

Noninterest-bearing Demand	850,936			752,980
Other Liabilities	71,022			55,004
Shareholders' Equity	845,553			660,964
Total Liabilities & Shareholders' Equity	$6,393,011			$5,491,763

Net Interest Income		$55,250			$42,509
Taxable Equivalent Adjustment (1)		236			242
Net Interest Income (taxable-equivalent basis)		$55,486			$42,751

Total Yield on Earning Assets			5.75%			5.65%
Rate on Supporting Liabilities			2.51%			2.95%
Average Interest Spread			3.24%			2.70%
Net Interest Margin (1)			3.80%			3.37%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.
(2)Annualized ratios

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended March 31, 2026 in comparison to the same period in 2025:

	Three months ended March 31, 2026 vs. March 31, 2025
	Increase (decrease)
(In thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(8)	$(20)	$(28)
Investment Securities:
Taxable	1,100	1,077	2,177
Tax-exempt	(6)	(45)	(51)
Total Investment Securities	1,094	1,032	2,126

Federal funds sold	(74)	33	(41)
Loans	9,303	958	10,261
Restricted investment in bank stocks	80	(216)	(136)
Total Interest Income	10,395	1,787	12,182

INTEREST EXPENSE:
Interest-Bearing Deposits:
Interest-bearing demand	1,475	(739)	736
Money market	1,278	(749)	529
Savings	21	225	246
Time	(96)	(1,831)	(1,927)
Total Interest-Bearing Deposits	2,678	(3,094)	(416)

Short-term borrowings	538	(126)	412
Long-term debt	(129)	(2)	(131)
Subordinated debt	(424)	—	(424)
Total Interest Expense	2,663	(3,222)	(559)

NET INTEREST INCOME	$7,732	$5,009	$12,741
For the three months ended March 31, 2026, net interest income was $55.3 million compared to net interest income of $42.5 million for the three months ended March 31, 2025. The tax-equivalent net interest margin for the three months ended March 31, 2026 was 3.80% compared to 3.37% for the first quarter of 2025, representing a 43 bp increase compared to the same period in 2025.
The yield on interest-earning assets increased to 5.75% for the quarter ended March 31, 2026, from 5.65% for the quarter ended March 31, 2025. These increases were due to assets continuing to reprice at higher rates during 2025 and the first quarter of 2026, continued discipline on new loan pricing, and an increase in Fed funds sold.
Average investment securities increased $144.2 million and the yield on those investment securities increased 56 bps during the first quarter of 2026 compared to the first quarter of 2025, increasing interest income due to volume by $1.1 million, and increasing interest income due to rates by $1.0 million. Average loans increased $623.6 million, and the yield on those loans increased 8 bps, contributing $9.3 million and $958 thousand, respectively, to the increase in interest income.
Interest expense decreased $559 thousand during the first quarter of 2026 compared to the first quarter of 2025. The rate of interest-bearing liabilities decreased from 2.95% for the first quarter of 2025 to 2.51% for the first quarter of 2026. The

MID PENN BANCORP, INC.

decrease in the rate was primarily a result of a decrease in short-term borrowings, a decrease in long term debt, and a decrease in time deposits. Mid Penn continued to offer higher rates over the comparable period to both retain and attract deposits.
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
Provision for Credit Losses - Loans
The provision for credit losses on loans was $1.6 million for the three months ended March 31, 2026 compared to a provision of $321 thousand for the three months ended March 31, 2025. The increase in provision was primarily attributable to qualitative adjustments to several segments of the portfolio, offset by reductions due to a favorable economic forecast.
Noninterest Income
For the three months ended March 31, 2026, noninterest income totaled $9.6 million, a increase of $4.4 million, or 83.3%, compared to noninterest income of $5.2 million for the three months ended March 31, 2025. The increase was largely driven by a $2.5 million increase in fiduciary and wealth management income, a $431 thousand increase in earnings from the cash surrender value of life insurance, a $1.3 million increase in other noninterest income, including a $558 thousand increase in death benefits received, and a $458 thousand increase in insurance commissions.
The following table and explanations that follow provide additional analysis of noninterest income:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Variance	% Variance
Fiduciary and wealth management	$3,661	$1,140	$2,521	221.1%
ATM debit card interchange	1,035	919	116	12.6
Service charges on deposits	636	562	74	13.2
Mortgage banking	314	591	(277)	(46.9)
Mortgage hedging	81	(9)	90	N/M
Net gain on sales of SBA loans	163	57	106	186.0
Earnings from cash surrender value of life insurance	705	274	431	157.3
Other	3,009	1,705	1,304	76.5
Total	$9,604	$5,239	$4,365	83.3%

Noninterest Expense
For the three months ended March 31, 2026, noninterest expense totaled $52.0 million, an increase of $21.3 million, or 69.6%, compared to noninterest expense of $30.6 million for the same period in 2025. The increase was primarily driven by a $7.4 million increase in merger and acquisition expenses, a $7.0 million increase in salaries and employee benefits, a $1.0 million increase in software licensing, a $979 thousand increase in occupancy expenses, an $872 thousand increase in intangible amortization, an $862 thousand increase in legal and professional fees, and a $2.3 million increase in other noninterest expense, primarily driven by a $1.5 million increase related to a change in methodology for LIHTC amortization, and a $665 thousand in legal settlements.

MID PENN BANCORP, INC.

The following table and explanations that follow provide additional analysis of noninterest expense:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Variance	% Variance
Salaries and employee benefits	$23,346	$16,309	$7,037	43.1%
Software licensing and utilization	3,598	2,574	1,024	39.8
Occupancy expense, net	3,253	2,274	979	43.1
Equipment expense	1,553	1,094	459	42.0
Shares tax	964	919	45	4.9
Legal and professional fees	1,688	826	862	104.4
ATM/card processing	757	733	24	3.3
Intangible amortization	1,300	428	872	203.7
FDIC Assessment	800	990	(190)	(19.2)
Loss/(gain) on sale of foreclosed assets, net	491	(28)	519	N/M
Merger and acquisition expense	7,723	314	7,409	2359.6
Other expenses	6,486	4,209	2,277	54.1
Total Noninterest Expense	$51,959	$30,642	$21,317	69.6%

Income Taxes
The provision for income taxes was $2.6 million for the three months ended March 31, 2026 compared to $3.1 million for the same period in 2025. The provision for income taxes for the three months ended March 31, 2026 reflects a combined Federal and State effective tax rate of 23.0% for the three months ended March 31, 2026, compared to 18.2%, for the three months ended March 31, 2025.
Generally, Mid Penn’s effective tax rate is below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The effective tax rate for the current period was higher than the federal statutory rate primarily due to the impact of state income taxes. This increase was driven by changes in the Corporation's state apportionment resulting from the acquisition of 1st Colonial, resulting in a higher proportion of income subject to higher state tax rates. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that may affect the Company in future periods, including provisions related to business deductions and tax depreciation. These changes did not have a material impact on the Corporation’s federal income tax expense or liability for the three months ended March 31, 2026.
Financial Condition
Mid Penn’s total assets were $7.0 billion as of March 31, 2026, reflecting an increase of $830.9 million, or 13.5%, compared to total assets of $6.1 billion as of December 31, 2025. The increase was primarily driven by an increase in loans as a result of the 1st Colonial acquisition, an increase in available for sale investment securities, and an increase in Fed Funds Sold.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. The carrying value of total investment securities as of March 31, 2026 were $825.1 million compared to $763.6 million as of December 31, 2025. Mid Penn does not anticipate growth in the investment portfolio beyond levels necessary to support pledging requirements.

MID PENN BANCORP, INC.

The following table presents the expected maturities of the investment portfolio and the weighted-average yields (calculated based on historical cost):

	Maturing
(Dollars in thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years		Total
As of March 31, 2026	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield
Available-for-sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$7,338	1.62%	$5,369	2.89%	$4,155	3.10%	$—	—%	$16,862	2.40%
Mortgage-backed U.S. government agencies	—	—	—	—	7,653	3.03	368,568	4.60	376,221	4.57
State and political subdivision obligations	—	—	—	—	50,196	2.50	658	2.23	50,854	2.45
Corporate debt securities	2,930	2.25	8,831	7.12	28,432	5.39	—	—	40,193	5.54
	$10,268	1.80%	$14,200	5.50%	$90,436	4.54%	$369,226	4.59%	$484,130	4.55%
Held-to-maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$21,498	1.66%	$117,477	1.86%	$92,040	2.20%	$—	—%	$231,015	1.98%
Mortgage-backed U.S. government agencies	63	3.00	1,671	2.90	3,220	2.75	26,260	1.95	31,214	2.09
State and political subdivision obligations	5,335	3.39	34,211	2.30	14,583	2.37	9,152	2.75	63,281	2.87
Corporate debt securities	2,000	2.25	5,447	3.60	8,000	3.40	—	—	15,447	3.32
	$28,896	2.87%	$158,806	2.02%	$117,843	2.32%	$35,412	2.16%	$340,957	2.29%

Loans, net of unearned income
Total loans, net of unearned income, as of March 31, 2026 were $5.5 billion compared to $4.9 billion as of December 31, 2025. The growth of $647.1 million, or 13.3%, since December 31, 2025 was primarily driven by the acquisition of 1st Colonial, which contributed to an increase in residential mortgages of $341.1 million, an increase in commercial real estate loans of $245.7 million, an increase in construction loans of $57.7 million, and an increase in commercial and industrial loans of $4.9 million.

MID PENN BANCORP, INC.

	March 31, 2026		December 31, 2025		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,448,637	26.3%	$1,364,040	28.1%	$84,597	6.2%
CRE Owner Occupied	839,938	15.2	718,864	14.7	121,074	16.8
Multifamily	449,417	8.2	419,267	8.6	30,150	7.2
Farmland	237,735	4.3	227,816	4.7	9,919	4.4
Total Commercial Real Estate	2,975,727	54.0	2,729,987	56.1	245,740	9.0
Commercial and industrial	724,927	13.2	720,031	14.8	4,896	0.7
Construction
Residential Construction	87,910	1.6	85,299	1.8	2,611	3.1
Other Construction	365,429	6.6	310,390	6.3	55,039	17.7
Total Construction	453,339	8.2	395,689	8.1	57,650	14.6
Residential Mortgage
1-4 Family 1st Lien	591,385	10.7	417,421	8.6	173,964	41.7
1-4 Family Rental	465,317	8.4	410,965	8.5	54,352	13.2
HELOC and Junior Liens	290,858	5.3	178,116	3.7	112,742	63.3
Total Residential Mortgage	1,347,560	24.4	1,006,502	20.8	341,058	33.9
Consumer	8,387	0.2	10,629	0.2	(2,242)	(21.1)
	$5,509,940	100.0%	$4,862,838	100.0%	$647,102	13.3%

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

MID PENN BANCORP, INC.

The following table presents the commercial real estate portfolio by property type along with the weighted-average loan to value:

(Dollars in thousands)	March 31, 2026			December 31, 2025
Commercial Real Estate	Balance	% of portfolio	Weighted-Average LTV (2)	Balance	% of portfolio	Weighted-Average LTV (2)
Owner Occupied (1)	$839,938	28.2%	N/A	$718,864	26.3%	N/A
Farmland (1)	237,735	8.0	N/A	227,816	8.3	N/A
Multifamily	449,417	15.2	58.4	419,267	15.5	53.3
Non Owner Occupied
Retail	425,231	14.3	50.7	429,095	15.7	50.4
Office	322,368	10.8	62.0	289,650	10.6	61.4
Industrial	190,389	6.4	47.2	177,822	6.5	48.0
Hospitality	168,278	5.7	47.1	158,667	5.8	47.1
Flex	54,200	1.8	44.4	46,432	1.7	47.2
Mobile Home Park	19,213	0.6	54.4	18,763	0.7	56.4
Health Care	12,473	0.4	52.8	11,870	0.4	52.8
Other Property Types	256,485	8.6	55.9	231,741	8.5	54.7
Total Commercial Real Estate	$2,975,727	100.0%	54.2%	$2,729,987	100.0%	52.9%
(1) LTV not available for Owner Occupied and Farmland properties.
(2) Weighted average Loan to Value is calculated based on estimated current market values of the properties.
Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In thousands)
As of March 31, 2026	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate
CRE Nonowner Occupied	$179,506	$475,303	$469,179	$324,649	$1,448,637
CRE Owner Occupied	35,739	163,881	343,347	296,971	839,938
Multifamily	88,244	140,070	114,139	106,964	449,417
Farmland	1,285	10,975	67,559	157,916	237,735
Total Commercial real estate	304,774	790,229	994,224	886,500	2,975,727
Commercial and industrial	42,587	277,261	162,264	242,815	724,927
Construction
Residential Construction	52,755	31,219	1,856	2,080	87,910
Other Construction	153,960	145,264	49,191	17,014	365,429
Total Construction	206,715	176,483	51,047	19,094	453,339
Residential mortgage
1-4 Family 1st Lien	9,844	28,061	104,219	449,261	591,385
1-4 Family Rental	55,213	52,167	158,208	199,729	465,317
HELOC and Junior Liens	6,899	17,027	47,442	219,490	290,858
Total Residential Mortgage	71,956	97,255	309,869	868,480	1,347,560
Consumer	1,920	1,565	1,939	2,963	8,387
Total loans held in portfolio	$627,952	$1,342,793	$1,519,343	$2,019,852	$5,509,940

MID PENN BANCORP, INC.

Fixed interest rates:
Commercial real estate
CRE Nonowner Occupied	$130,870	$187,723	$56,556	$11,677	$386,826
CRE Owner Occupied	27,623	109,875	25,697	3,115	166,310
Multifamily	44,738	65,465	7,644	—	117,847
Farmland	389	8,070	5,043	—	13,502
Total Commercial real estate	203,620	371,133	94,940	14,792	684,485
Commercial and industrial	21,681	172,561	24,498	9,384	228,124
Construction
Residential Construction	3,577	11,340	583	2,006	17,506
Other Construction	14,117	20,745	512	1,757	37,131
Total Construction	17,694	32,085	1,095	3,763	54,637
Residential mortgage
1-4 Family 1st Lien	7,436	17,936	80,299	326,523	432,194
1-4 Family Rental	21,412	38,376	16,231	10,686	86,705
HELOC and Junior Liens	1,089	9,178	35,660	2,614	48,541
Total Residential Mortgage	29,937	65,490	132,190	339,823	567,440
Consumer	1,274	1,517	1,807	952	5,550
Total fixed interest rates	$274,206	$642,786	$254,530	$368,714	$1,540,236

Floating interest rates:
Commercial real estate
CRE Nonowner Occupied	$48,636	$287,580	$412,623	$312,972	$1,061,811
CRE Owner Occupied	8,116	54,006	317,650	293,856	673,628
Multifamily	43,506	74,605	106,495	106,964	331,570
Farmland	896	2,905	62,516	157,916	224,233
Total Commercial real estate	101,154	419,096	899,284	871,708	2,291,242
Commercial and industrial	20,906	104,700	137,766	233,431	496,803
Construction
Residential Construction	49,178	19,879	1,273	74	70,404
Other Construction	139,843	124,519	48,679	15,257	328,298
Total Construction	189,021	144,398	49,952	15,331	398,702
Residential mortgage
1-4 Family 1st Lien	2,408	10,125	23,920	122,738	159,191
1-4 Family Rental	33,801	13,791	141,977	189,043	378,612
HELOC and Junior Liens	5,810	7,849	11,782	216,876	242,317
Total Residential Mortgage	42,019	31,765	177,679	528,657	780,120
Consumer	646	48	132	2,011	2,837
Total floating interest rates	353,746	700,007	1,264,813	1,651,138	3,969,704
Total fixed and floating interest rates	$627,952	$1,342,793	$1,519,343	$2,019,852	$5,509,940

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

Changes in the ACL-loans are summarized as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance, beginning of period	$36,091	$35,514

Purchased credit deteriorated loans	977	—
Purchased seasoned loans	3,438	—

Loans charged off during period	(1,153)	(15)
Recoveries of loans previously charged off	104	18
Net (charge-offs)/recoveries	(1,049)	3

(Benefit)/provision for credit losses - loans (1)	1,648	321
Balance, end of period	$41,105	$35,838

Ratio of net charge-offs/(recoveries) to average loans outstanding (annualized)	0.084%	(0.0003)%

Ratio of ACL - loans to net loans at end of period	0.75%	0.80%

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of March 31, 2026, December 31, 2025, and March 31, 2025.

(Dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
Nonperforming Assets:
Total nonaccrual loans	$29,641	$22,951	$24,045

Foreclosed real estate	8,420	7,806	1,402
Total nonperforming assets	38,061	30,757	25,447

Accruing loans 90 days or more past due	—	—	3
Total risk elements	$38,061	$30,757	$25,450

Nonaccrual loans as a percentage of total loans outstanding	0.54%	0.47%	0.54%

Nonperforming assets as a percentage of total loans outstanding and foreclosed real estate	0.69%	0.63%	0.57%

Ratio of ACL-loans to nonperforming loans	138.68%	157.25%	149.05%
Total nonperforming assets were $38.1 million at March 31, 2026, an increase compared to nonperforming assets of $30.8 million at December 31, 2025. The increase during the first quarter of 2026 is primarily driven by the addition of $7.4 million of nonaccrual loans from the 1st Colonial acquisition in the first quarter of 2026. Delinquency, measured as loans past due 30 days or more, as a percentage of total loans was 0.70% at March 31, 2026, compared to 0.69% and 0.50% as of December 31, 2025 and March 31, 2025.

Goodwill

Mid Penn evaluates goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that impairment may be present. Significant negative industry or economic trends, as well as changes in the Corporation's stock price, could represent potential indicators of impairment. Management considered relevant factors, including overall market conditions, and trends in the Corporation's stock price, and concluded that no triggering events had occurred as of March 31, 2026. Management will continue to monitor these factors in future periods. Mid Penn's annual impairment test is scheduled to be conducted as of October 31, 2026.
Deposits
Total deposits increased $756.3 million, or 14.5%, from $5.2 billion on December 31, 2025, to $6.0 billion at March 31, 2026. The growth was primarily driven by the acquisition of 1st Colonial deposits of $747.1 million. These deposits contributed to a $528.3 million increase in interest bearing accounts, $128.5 million increase in time deposits, and a $99.5 million increase in noninterest bearing accounts.

MID PENN BANCORP, INC.

Average balances and average interest rates applicable to deposits by major classification:

	March 31, 2026		December 31, 2025		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	$	%
Noninterest-bearing demand deposits	$850,936	0.00%	$816,429	0.00%	$34,507	4.23%
Interest-bearing demand deposits	1,382,567	1.59	1,179,007	1.77	203,560	17.27
Money market	1,216,581	2.49	1,176,166	2.79	40,415	3.44
Savings	363,593	0.33	306,431	0.08	57,162	18.65
Time	1,579,915	3.76	1,674,557	4.05	(94,642)	(5.65)
	$5,393,592	2.09%	$5,152,590	2.36%	$241,002	4.68%

As of March 31, 2026, uninsured deposits were approximately $1.0 billion, or 17.3% of total deposits, compared to $1.0 billion, or 19.2% of total deposits, as of December 31, 2025. The maturities of the uninsured time deposits as of March 31, 2026 were as follows:

(In thousands)	2026
Three months or less	$163,843
Over three months to six months	137,142
Over six months to twelve months	98,231
Over twelve months	16,216
$415,432
Borrowings

Total short-term borrowings increased $10.7 million, or 51.2%, from December 31, 2025 to March 31, 2026. The increase in short-term borrowings was driven by our objective to maintain a strong level of unencumbered liquid assets, ensuring the availability of high-quality liquidity to meet potential near-term obligations. Total long-term borrowings were $3.0 million at March 31, 2026, a decrease of $20.1 million from December 31, 2025.
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
The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the three months ended March 31, 2026 provided $14.5 million of cash, mainly due to net income. Cash provided in investing activities during the three months ended March 31, 2026 was $33.9 million, mainly the result of the Cumberland Advisors and 1st Colonial acquisitions. Cash used by financing activities during the three months ended March 31, 2026 totaled $6.1 million, primarily the result of the repayment of long-term borrowings.
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
Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	March 31, 2026	December 31, 2025	Regulatory Minimum for Capital Adequacy
Total Risk-Based Capital (to Risk-Weighted Assets)	13.58%	14.32%	10.50%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	12.82	13.55	8.50
Common Equity Tier I (to Risk-Weighted Assets)	12.82	13.55	7.00
Tier I Leverage Capital (to Average Assets)	11.40	11.02	4.00
As of March 31, 2026 and December 31, 2025, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action and exceeded the minimum capital requirements under Basel III. However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

MID PENN BANCORP, INC.

Shareholders' Equity
Shareholders' equity is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements. Accordingly, capital management practices have been, and will continue to be, of paramount importance to Mid Penn.
Shareholders’ equity increased by $73.3 million, or 9.0%, from $814.1 million as of December 31, 2025 to $887.4 million as of March 31, 2026, reflecting common stock issued in connection with the 1st Colonial and Cumberland Advisors acquisitions totaling $69.6 million and earnings of $8.7 million, partially offset by dividends paid of $6.2 million.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased by 100, 200, 300 and 400 bps or decreased by 100, 200, 300, and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At March 31, 2026, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income	Policy Risk Limit
	March 31, 2026
400	9.7%	≥ -25%
300	7.3%	≥ -20%
200	4.9%	≥ -15%
100	2.4%	≥ -10%
(100)	(2.7)%	≥ -10%
(200)	(5.3)%	≥ -15%
(300)	(7.3)%	≥ -20%
(400)	(8.4)%	≥ -25%

MID PENN BANCORP, INC.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of March 31, 2026, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
Except for changes in connection with the ongoing integration of 1st Colonial Bancorp, Inc., there were no changes in Mid Penn’s internal control over financial reporting during the three months ended March 31, 2026, that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the 2025 Annual Report and subsequent reports filed with the SEC to determine if there were material changes applicable to the three months ended March 31, 2026. Aside from the following risk factor, there have been no material changes to the risk factors that were previously disclosed in the 2025 Annual Report.

Geopolitical instability and armed conflicts may adversely impact our business, financial condition, and results of operations.

Geopolitical instability, including armed conflicts and tensions in various regions of the world, may contribute to volatility in financial markets and broader economic uncertainty. Escalation of such conflicts could disrupt energy and commodity markets, increase inflationary pressures, and affect interest rate conditions.

These conditions may adversely affect the economies in which we operate and our customers' financial condition, which could impact their ability to repay loans, reduce demand for credit, and negatively affect collateral values, resulting in increased credit losses within our loan portfolio.

Geopolitical developments may also lead to additional economic sanctions, trade restrictions, or other regulatory requirements, increasing compliance costs and operational complexity. Such developments may also increase risks associated with cyber threats, fraud, or disruptions involving critical infrastructure or third-party service providers.

In addition, heightened uncertainty may affect assumptions and estimates used in evaluating allowance for credit losses, including qualitative factors, and could contribute to increased provision expense. The extent and duration of these conditions and their impact on our business, financial condition, and results of operations remain uncertain.

MID PENN BANCORP, INC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)As reported on a Form 8-K filed on January 5, 2026, Mid Penn completed its acquisition of Cumberland Advisors, Inc. on January 1, 2026. In connection with the transaction, each share of Cumberland Advisors common stock was converted into the right to receive, at the election of the holder, either 17.79 shares of common stock, par value $1.00 per share, of Mid Penn or $539.22 for each share of Cumberland Advisors common stock they owned (subject to adjustment and proration as provided in the acquisition agreement). Mid Penn issued to former shareholders of Cumberland Advisors approximately 127,009 shares of Mid Penn common stock having a total value of approximately $2.3 million, and stock appreciation rights (“SARs”) having a maximum (capped) aggregate value of $1,200,000. The SARs are exercisable between the first and third anniversary of the closing date of the transaction. The shares of Mid Penn common stock and SARs were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act of 1933, as amended.

(2)None.

Mid Penn adopted a treasury stock repurchase program ("Program") effective March 19, 2020. Subsequent to March 31, 2026, on April 21, 2026, the Board of Directors renewed the Program through April 30, 2027 and approved an increase in repurchase authorization permitting the repurchase of up to an additional $50.0 million of Mid Penn’s outstanding common stock. The Program permits repurchases of its common stock through open market transactions (including pursuant to trading plans adopted under SEC Rule 10b5-1) or privately negotiated transactions.
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
During the three months ended March 31, 2026, Mid Penn did not repurchase any shares of common stock. As of March 31, 2026, Mid Penn repurchased an aggregate total of 519,891 shares of common stock under the Program.

MID PENN BANCORP, INC.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 – OTHER INFORMATION
During the three months ended March 31, 2026, none of Mid Penn’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mid Penn’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS

2.1
Completion of Acquisition, dated as of February 27, 2026, by and between Mid Penn Bancorp, Inc. and 1st Colonial Bancorp, Inc. (Incorporated by reference to Registrant's Current Report on Form 8-K filed on March 2, 2026.)

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	May 7, 2026

By:	/s/ Justin T. Webb
Justin T. Webb Chief Financial Officer (Principal Financial Officer)

Date:	May 7, 2026