Form 10-Q
period 2026-06-30
MID PENN BANCORP INC
filed 2026-08-06
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the registrant had 25,335,215 shares of common stock outstanding, par value $1.00 per share.

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

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$55,168	$46,695
Interest-bearing balances with other financial institutions	15,367	29,178
Federal funds sold	16,111	23,045
Total Cash and cash equivalents	86,646	98,918
Investment securities:
HTM, at amortized cost (fair value $346,306 and $321,702, respectively)	372,866	347,285
AFS, at fair value (amortized cost $513,616 and $426,512, respectively)	499,773	416,314
Equity securities, at fair value	5,387	5,446
Loans held-for-sale, at fair value	16,595	3,668
Loans, net of unearned income	5,617,169	4,862,838
Less: ACL - Loans	(41,640)	(36,091)
Net loans	5,575,529	4,826,747

Premises and equipment, net	49,236	48,742
Operating lease right-of-use asset	15,872	15,169
Finance lease right-of-use asset	2,278	2,368
Cash surrender value of life insurance	117,515	95,351
Restricted investment in bank stocks	15,720	7,576
Accrued interest receivable	33,391	29,640
Deferred income taxes	23,227	21,416
Goodwill	157,121	136,620
Core deposit and other intangibles, net	31,173	14,657
Foreclosed assets held-for-sale	8,390	7,806
Other assets	52,191	56,173
Total Assets	$7,062,910	$6,133,896

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$973,371	$834,013
Interest-bearing transaction accounts	3,299,576	2,829,175
Time	1,680,350	1,551,475
Total Deposits	5,953,297	5,214,663

Short-term borrowings	137,500	20,833
Long-term debt	2,902	23,139
Operating lease liability	16,275	15,405
Accrued interest payable	12,175	10,942
Other liabilities	38,854	34,856
Total Liabilities	6,161,003	5,319,838

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized at June 30, 2026 and December 31, 2025; 25,923,997 issued at June 30, 2026 and 23,567,094 at December 31, 2025; 25,320,686 outstanding at June 30, 2026 and 23,047,203 at December 31, 2025	25,924	23,567
Additional paid-in capital	661,903	589,421
Retained earnings	238,224	219,685
Accumulated other comprehensive loss	(9,142)	(6,323)
Treasury stock, at cost; 603,311 shares at June 30, 2026 and 519,891 at December 31, 2025	(15,002)	(12,292)
Total Shareholders’ Equity	901,907	814,058
Total Liabilities and Shareholders' Equity	$7,062,910	$6,133,896
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
INTEREST INCOME
Loans, including fees	$88,574	$72,469	$165,373	$139,006
Investment securities:
Taxable	7,558	4,637	14,059	9,097
Tax-exempt	284	344	581	692
Other interest-bearing balances	117	142	227	280
Federal funds sold	159	2,428	378	2,689
Total Interest Income	96,692	80,020	180,618	151,764
INTEREST EXPENSE
Deposits	30,619	30,981	58,467	59,245
Short-term borrowings	764	86	1,467	376
Long-term and subordinated debt	29	747	155	1,428
Total Interest Expense	31,412	31,814	60,089	61,049
Net Interest Income	65,280	48,206	120,529	90,715
Provision for credit losses - loans	557	2,245	2,205	2,566
Benefit for credit losses - credit commitments	(29)	24	(83)	4
Net provision for credit losses	528	2,269	2,122	2,570
Net Interest Income After Provision for Credit Losses	$64,752	$45,937	$118,407	$88,145
NONINTEREST INCOME
Fiduciary and wealth management	3,891	1,406	7,552	2,546
ATM debit card interchange	1,169	958	2,204	1,877
Service charges on deposits	632	652	1,268	1,214
Mortgage banking	1,119	676	1,432	1,267
Mortgage hedging	113	(7)	193	(16)
Net gain on sales of SBA loans	27	63	190	120
Earnings from cash surrender value of life insurance	1,041	491	1,746	765
Other	2,594	1,904	5,605	3,609
Total Noninterest Income	10,586	6,143	20,190	11,382
NONINTEREST EXPENSE
Salaries and employee benefits	26,945	20,753	50,291	37,062
Software licensing and utilization	4,155	3,272	7,756	5,846
Occupancy, net	2,891	2,365	6,145	4,639
Equipment	1,684	1,248	3,237	2,342
Shares tax	822	606	1,786	1,525
Legal and professional fees	2,157	993	3,846	1,819
ATM/card processing	689	621	1,446	1,354
Intangible amortization	1,819	744	3,119	1,172
FDIC Assessment	663	994	1,463	1,984
Loss/(gain) on sale of foreclosed assets, net	4	—	495	(28)
Merger and acquisition	103	11,011	7,826	11,325
Other	5,835	5,191	12,315	9,400
Total Noninterest Expense	47,767	47,798	99,725	78,440
INCOME BEFORE PROVISION FOR INCOME TAXES	$27,571	$4,282	$38,872	$21,087
Provision for income taxes	5,880	(480)	8,475	2,583
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$21,691	$4,762	$30,397	$18,504

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.86	$0.22	$1.23	$0.90
Diluted Earnings Per Common Share	$0.85	$0.22	$1.22	$0.89
Weighted-average basic shares outstanding	25,330,234	21,566,617	24,643,437	20,467,349
Weighted-average diluted shares outstanding	25,624,750	21,599,435	24,936,085	20,768,834
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$21,691	$4,762	$30,397	$18,504

Other comprehensive income:

Unrealized (losses)/gains arising during the period on available-for-sale securities, net of income tax	(872)	2,755	(2,818)	6,411

Unrealized holding (losses)/gains arising during the period on interest rate derivatives used in cash flow hedges, net of income tax	(103)	(338)	26	(1,322)

Change in defined benefit plans, net of income tax (1)	(10)	(10)	21	6

Reclassification adjustment for settlement gains and other activity related to benefit plans, net of income tax (2)	—	—	(48)	(26)

Total other comprehensive (loss)/income	(985)	2,407	(2,819)	5,069

Total comprehensive income	$20,706	$7,169	$27,578	$23,573
(1)The change in defined benefit plans consists primarily of unrecognized actuarial gains (losses) on defined benefit plans during the period.
(2)The reclassification adjustment for benefit plans includes settlement gains, amortization of prior service costs, and amortization of net gain or loss. Amounts are included in other income on the Consolidated Statements of Income within total noninterest income.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance, January 1, 2026	23,567,094	$23,567	$589,421	$219,685	$(6,323)	$(12,292)	$814,058
Net income	—	—	—	8,706	—	—	8,706
Total other comprehensive income	—	—	—	—	(1,834)	—	(1,834)
Common stock cash dividends declared, $0.22 per share	—	—	—	(6,237)	—	—	(6,237)
Common stock issued in business combinations (1)	2,238,085	2,238	69,615	—	—	—	71,853
Stock options exercised	—	—	132	—	—	—	132
Repurchased stock	—	—	—	—	—	—	—
Employee Stock Purchase Plan	5,352	5	161	—	—	—	166
Director Stock Purchase Plan	855	1	27	—	—	—	28
Restricted stock activity	5,268	6	527	—	—	—	533
Balance, March 31, 2026	25,816,654	25,817	659,883	222,154	(8,157)	(12,292)	887,405

Net income	—	—	—	21,691	—	—	21,691
Total other comprehensive income	—	—	—	—	(985)	—	(985)
Common stock cash dividends declared, $0.22 per share	—	—	—	(5,621)	—	—	(5,621)
Stock options exercised	33,807	34	1,042	—	—	—	1,076
Repurchased stock	—	—	—	—	—	(2,710)	(2,710)
Employee Stock Purchase Plan	4,470	4	139	—	—	—	143
Director Stock Purchase Plan	791	1	27	—	—	—	28
Restricted stock activity	68,275	68	812	—	—	—	880
Balance, June 30, 2026	25,923,997	25,924	661,903	238,224	(9,142)	(15,002)	901,907
(1)    Shares issued on January 1, 2026 and February 27, 2026 as a result of the Cumberland Advisors and 1st Colonial acquisitions. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.

MID PENN BANCORP, INC.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance, January 1, 2025	19,796,519	$19,797	$480,491	$181,597	$(16,825)	$(10,042)	$655,018
Net income	—	—	—	13,742	—	—	13,742
Total other comprehensive loss	—	—	—	—	2,662	—	2,662
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,870)	—	—	(3,870)
Repurchased stock	—	—	—	—	—	—	—
Employee Stock Purchase Plan	5,311	5	132	—	—	—	137
Director Stock Purchase Plan	986	1	25	—	—	—	26
Restricted stock activity	—	—	218	—	—	—	218
Balance, March 31, 2025	19,802,816	$19,803	$480,866	$191,469	$(14,163)	$(10,042)	$667,933

Net income	—	—	—	4,762	—	—	4,762
Total other comprehensive loss	—	—	—	—	2,407	—	2,407
Common stock cash dividends declared, $0.20 per share	—	—	—	(4,657)	—	—	(4,657)
Common stock issued in business combinations (1)	3,506,795	3,507	99,699	—	—	—	103,206
Stock options exercised	31,323	31	3,333	—	—	—	3,364
Repurchased stock	—	—	—	—	—	(1,778)	(1,778)
Employee Stock Purchase Plan	4,636	5	115	—	—	—	120
Director Stock Purchase Plan	901	1	24	—	—	—	25
Restricted stock activity	72,257	72	254	—	—	—	326
Balance, June 30, 2025	23,418,728	$23,419	$584,291	$191,574	$(11,756)	$(11,820)	$775,708
(1)    Shares issued on April 30, 2025 as a result of the William Penn acquisition. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2026	2025
Operating Activities:
Net Income	$30,397	$18,504
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,122	2,570
Depreciation	3,036	2,305
Amortization of intangibles	3,119	1,172
Net amortization of security discounts/premiums	388	132
Noncash operating lease expense	1,710	1,335
Amortization of finance lease right-of-use asset	90	90
Loss on sales of investment securities	—	243
Earnings on cash surrender value of life insurance	(1,746)	(765)
Mortgage loans originated for sale	(50,301)	(31,868)
Proceeds from sales of mortgage loans originated for sale	38,806	34,098
Gain on sale of mortgage loans	(1,432)	(1,267)
SBA loans originated for sale	(3,111)	(1,783)
Proceeds from sales of SBA loans originated for sale	3,301	1,903
Gain on sale of SBA loans	(190)	(120)
Gain on sale of property, plant, and equipment	—	(10)
Loss/(gain) on sale or write-down of foreclosed assets	495	(28)
Discount on subordinated debt	—	(307)
Accretion of loan fair value marks	4,293	2,882
Restricted stock compensation expense	1,413	544
Stock option expense	1,208	3,364
Deferred income tax expense	2,115	1,451
Increase in accrued interest receivable	307	571
Increase in other assets	8,055	4,586
Increase/(decrease) in accrued interest payable	1,105	(92)
Increase in operating lease liability	805	4,928
Increase in other liabilities	850	2,310
Net Cash Provided By Operating Activities	$46,835	$46,748

Investing Activities:
Proceeds from the maturity or call of available-for-sale securities	50,596	19,430
Purchases of available-for-sale securities	(138,770)	(155,899)
Proceeds from the maturity or call of held-to-maturity securities	19,785	18,295
Purchases of held-to-maturity securities	(45,435)	—
Redemption of restricted investment in bank stock	11,782	8,962
Purchases of restricted investment in bank stock	(19,927)	(8,611)
Net cash received from acquisitions	162,829	218,112
Net (increase)/decrease in loans	(174,668)	2,276
Purchases of bank premises and equipment	(2,593)	(4,483)
Proceeds from the sale of premises and equipment	—	120
Proceeds from the sale of foreclosed assets	209	72
Proceeds from bank-owned life insurance	2,022	444
Net change in investments in tax credits and other partnerships	1,113	1,202
Net Cash (Used in)/Provided by Investing Activities	$(133,057)	$99,920

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

Financing Activities:
Net (decrease)/increase in deposits	(8,277)	139,977
Common stock dividends paid	(11,858)	(8,527)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	365	308
Treasury stock purchased	(2,710)	(1,778)
Net change in finance lease liability	(75)	(72)
Proceeds from short-term borrowings	658,667	—
Repayment of short-term borrowings	(542,000)	(2,000)
Long-term debt repayment	(20,162)	(157)
Subordinated debt redemption	—	(8,131)
Cash paid in lieu of fractional shares	—	(7)
Net Cash Provided by Financing Activities	73,950	119,613

Net (decrease)/increase in cash and cash equivalents	(12,272)	266,281
Cash and cash equivalents, beginning of period	98,918	70,564
Cash and cash equivalents, end of period	$86,646	$336,845

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$58,856	$61,112
Cash paid for income taxes	758	399

Supplemental Noncash Disclosures:
Recognition of operating lease right-of-use assets	$65	$2,322
Recognition of operating lease liabilities	65	2,322
Loans transferred to foreclosed assets held-for-sale	1,288	9,816
Common Stock issued to Cumberland Advisors and 1st Colonial Shareholders	2,238	—

Fair value of assets acquired in business combination, excluding cash (1)(2)	$756,794	$688,669
Goodwill recorded (1)(2)	20,391	7,313
Fair value of liabilities assumed in business combination (1)(2)	753,509	630,181
Fair value of shares issued in business combination (1)(2)	71,853	103,213
(1)     Includes the impact of the 1st Colonial acquisition on February 27, 2026 and the Cumberland Advisors acquisition on January 1, 2026. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.
(2) Includes the impact of the William Penn acquisition on April 30, 2025 and the Charis Insurance Group acquisition on May 12, 2025. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.

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

MID PENN BANCORP, INC.

Recent Accounting Pronouncements
Accounting Standards Adopted in 2026
Effective January 1, 2026, the Corporation adopted ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. The impact of adoption is reflected in the ACL rollforward in "Note 4 - Loans and Allowance for Credit Losses". The adoption did not result in a cumulative-effect adjustment to beginning retained earnings.
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
In connection with the acquisition, Cumberland Advisors, Inc. was merged into a newly formed Mid Penn acquisition subsidiary and now operates as Cumberland Advisors, LLC. As of June 30, 2026, Cumberland Advisors, LLC had approximately $2.8 billion in assets under management.
Mid Penn recognized goodwill of $5.1 million, and a customer list intangible of $2.1 million as a result of the acquisition.
Mid Penn incurred merger-related expenses related to the Cumberland Advisors Acquisition of $79 thousand and $622 thousand for the three and six months ended June 30, 2026, respectively, which is included in noninterest expense in the Consolidated Statements of Income.
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
Mid Penn incurred merger-related expenses related to 1st Colonial acquisition of $19 thousand and $7.2 million for the three and six months ended June 30, 2026, respectively, which is included in noninterest expense in the Consolidated Statements of Income.
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

MID PENN BANCORP, INC.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Assets acquired:
Cash and cash equivalents	$89,568
Federal funds sold	17
Investment securities	114,405
Loans held for sale	4,031
Loans	581,823
Core deposit intangible	17,322
Premises and equipment	860
Operating lease right-of-use asset	1,513
Cash surrender value of life insurance	22,440
Deferred income taxes	2,647
Accrued interest receivable	4,058
Other assets	3,816
Total assets acquired	$842,500
Liabilities assumed:
Deposits:
Noninterest-bearing demand	84,208
Interest-bearing demand	451,441
Money market	9,202
Savings	109,200
Time	92,860
Operating lease liability	1,513
Accrued interest payable	128
Other liabilities	3,114
Total liabilities assumed	$751,666

Consideration transferred	$106,120

Cash paid in lieu of fractional shares	$2
Cash consideration for common stock	37,489
Purchase price assigned to stock options settled for cash	716
Fair value of common stock issued	67,913
Total	$106,120

Reconciliation to consideration transferred:
Total assets acquired	$842,500
Total liabilities assumed	751,666
Net assets acquired	90,834
Goodwill	15,286
Consideration transferred	$106,120

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

1st Colonial contributed approximately $3.8 million of total revenue and $2.8 million of net income to Mid Penn's consolidated results for the three months ended June 30, 2026. For the six months ended June 30, 2026, 1st Colonial contributed approximately $5.0 million of total revenue and $3.7 million of net income to Mid Penn's consolidated results.
The following supplemental pro forma information presents certain financial results for the three and six months ended June 30, 2026 and 2025 as if the merger of 1st Colonial was effective as of January 1, 2025. The supplemental unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the results of operations of the combined company that would have been achieved for the periods presented had the transaction been completed as of the date indicated or that may be achieved in the future.

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net interest income after provision for credit losses - loans	$64,752	$52,203	$122,817	$100,827
Noninterest income	10,586	7,941	20,607	14,058
Noninterest expense	47,767	53,115	105,863	88,980
Net income	$21,691	$7,015	$29,666	$22,415
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
The purchase accounting for the transaction was finalized as of December 31, 2025, and no material measurement adjustments were recorded during the six months ended June 30, 2026.
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

MID PENN BANCORP, INC.

Note 3 - Investment Securities
AFS Securities
As of June 30, 2026, the fair value of AFS securities totaled $499.8 million. As of June 30, 2026, no securities were identified that violated credit loss triggers; therefore, no discounted cash flow analysis was required. As of June 30, 2026, the Corporation recorded no allowance for credit losses on any available-for-sale debt securities.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. As of June 30, 2026, accrued interest receivable totaled $2.2 million for AFS securities, and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
HTM Securities
As of June 30, 2026, Mid Penn’s HTM securities totaled $372.9 million. The Corporation primarily held highly rated HTM securities, including taxable and tax-exempt securities issued mainly by the U.S government, state governments, and political subdivisions. As of June 30, 2026, the majority of Mid Penn's HTM securities were rated investment grade, generally A1/BBB by Moody's and/or Standard & Poor's ratings services. Credit ratings of HTM securities, which are a key factor in estimating expected credit losses, are reviewed on a quarterly basis. Management has the intent and ability to hold these securities to maturity.
As of June 30, 2026, there were no HTM securities that were past due 30 days or more as to principal or interest payments. Additionally, Mid Penn had no HTM securities classified as nonaccrual as of June 30, 2026. As of June 30, 2026, the Corporation recorded no allowance for credit losses on any held-to-maturity debt securities.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. As of June 30, 2026, accrued interest receivable totaled $2.1 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
The following tables set forth the amortized cost and estimated fair value of investment securities for the periods presented:

	June 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$17,294	$—	$460	$16,834
Mortgage-backed U.S. government agencies	441,388	1,800	13,190	429,998
State and political subdivision obligations	4,287	—	497	3,790
Corporate debt securities	50,647	351	1,847	49,151
Total available-for-sale debt securities	$513,616	$2,151	$15,994	$499,773
Held-to-maturity
U.S. Treasury and U.S. government agencies	$223,550	$—	$17,760	$205,790
Mortgage-backed U.S. government agencies	29,916	2	3,741	26,177
State and political subdivision obligations	106,950	3	4,022	102,931
Corporate debt securities	12,450	—	1,042	11,408
Total held-to-maturity debt securities	372,866	5	26,565	346,306
Total	$886,482	$2,156	$42,559	$846,079

MID PENN BANCORP, INC.

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$19,446	$—	$380	$19,066
Mortgage-backed U.S. government agencies	361,109	3,788	11,500	353,397
State and political subdivision obligations	4,319	—	485	3,834
Corporate debt securities	41,638	249	1,870	40,017
Total available-for-sale debt securities	$426,512	$4,037	$14,235	$416,314
Held-to-maturity
U.S. Treasury and U.S. government agencies	$231,980	$—	$16,566	$215,414
Mortgage-backed U.S. government agencies	32,418	4	3,747	28,675
State and political subdivision obligations	67,441	12	4,043	63,410
Corporate debt securities	15,446	—	1,243	14,203
Total held-to-maturity debt securities	347,285	16	25,599	321,702
Total	$773,797	$4,053	$39,834	$738,016
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
Investment securities having a fair value of $525.4 million as of June 30, 2026 and $544.7 million as of December 31, 2025 were pledged primarily to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $399.6 million as of June 30, 2026 and $162.5 million as of December 31, 2025.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
June 30, 2026	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	9	$16,834	$460	9	$16,834	$460
Mortgage-backed U.S. government agencies	56	337,430	1,335	83	92,568	11,855	139	429,998	13,190
State and political subdivision obligations	—	—	—	8	3,790	497	8	3,790	497
Corporate debt securities	11	29,152	96	12	19,999	1,751	23	49,151	1,847
Total available-for-sale debt securities	67	$366,582	$1,431	112	$133,191	$14,563	179	$499,773	$15,994

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	3	$5,735	$96	128	$200,055	$17,664	131	$205,790	$17,760
Mortgage-backed U.S. government agencies	5	885	7	58	25,292	3,734	63	26,177	3,741
State and political subdivision obligations	40	52,194	25	118	50,737	3,997	158	102,931	4,022
Corporate debt securities	2	2,500	—	7	8,908	1,042	9	11,408	1,042
Total held-to-maturity debt securities	50	61,314	128	311	284,992	26,437	361	346,306	26,565
Total	117	$427,896	$1,559	423	$418,183	$41,000	540	$846,079	$42,559

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2025	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	10	$19,066	$380	10	$19,066	$380
Mortgage-backed U.S. government agencies	27	208,676	141	91	144,721	11,359	118	353,397	11,500
State and political subdivision obligations	1	24	—	8	3,810	485	9	3,834	485
Corporate debt securities	8	18,573	64	14	21,444	1,806	22	40,017	1,870
Total available-for-sale securities	36	$227,273	$205	$123	$189,041	$14,030	159	$416,314	$14,235

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	137	$215,414	$16,566	137	$215,414	$16,566
Mortgage-backed U.S. government agencies	4	423	—	60	28,252	3,747	64	28,675	3,747
State and political subdivision obligations	12	4,401	2	139	59,009	4,041	151	63,410	4,043
Corporate debt securities	3	3,368	128	9	10,835	1,115	12	14,203	1,243
Total held-to-maturity securities	19	8,192	130	345	313,510	25,469	364	321,702	25,599
Total	55	$235,465	$335	468	$502,551	$39,499	523	$738,016	$39,834
As of June 30, 2026 and December 31, 2025, the majority of the unrealized losses on securities in an unrealized loss position were attributable to U.S. Treasury and U.S. government agencies, and mortgage-backed U.S. government agencies.
The Corporation evaluates debt securities for credit losses in accordance with ASC 326. Mid Penn had no securities considered by management to be credit related losses as of June 30, 2026 and December 31, 2025, and did not record any securities losses in the respective periods ended on these dates. Mid Penn does not consider the securities with unrealized losses on the respective dates to be credit related losses as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.
There were no gross realized gains or losses on the sale of AFS securities as of June 30, 2026 and December 31, 2025, respectively.
The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
June 30, 2026	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$12,409	$12,242	$68,961	$68,762
Due after 1 year but within 5 years	11,397	11,297	170,758	159,585
Due after 5 years but within 10 years	47,578	45,558	94,729	84,353
Due after 10 years	844	678	8,502	7,429
	72,228	69,775	342,950	320,129
Mortgage-backed securities	441,388	429,998	29,916	26,177
	$513,616	$499,773	$372,866	$346,306

MID PENN BANCORP, INC.

Note 4 - Loans and Allowance for Credit Losses - Loans
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	June 30, 2026	December 31, 2025
Commercial real estate
CRE Nonowner Occupied	$1,599,855	$1,364,040
CRE Owner Occupied	830,915	718,864
Multifamily	446,216	419,267
Farmland	240,517	227,816
Total Commercial real estate	3,117,503	2,729,987
Commercial and industrial	728,431	720,031
Construction
Residential Construction	87,934	85,299
Other Construction	330,502	310,390
Total Construction	418,436	395,689
Residential mortgage
1-4 Family 1st Lien	574,948	417,421
1-4 Family Rental	470,501	410,965
HELOC and Junior Liens	297,241	178,116
Total Residential Mortgage	1,342,690	1,006,502
Consumer	10,109	10,629
Total loans	$5,617,169	$4,862,838

Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees were $3.1 million and $2.8 million as of June 30, 2026 and December 31, 2025, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. Accrued interest receivable for loans totaled $28.5 million and $25.7 million as of June 30, 2026 and December 31, 2025, respectively, with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of June 30, 2026 and December 31, 2025, are summarized as follows:

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
June 30, 2026
Commercial real estate
CRE Nonowner Occupied	$199	$1,767	$3,947	$5,913	$1,593,942	$1,599,855	$—
CRE Owner Occupied	2,650	32	3,775	6,457	824,458	830,915	—
Multifamily	—	—	287	287	445,929	446,216	—
Farmland	—	79	1,459	1,538	238,979	240,517	—
Total Commercial real estate	2,849	1,878	9,468	14,195	3,103,308	3,117,503	—
Commercial and industrial	3,157	419	12,404	15,980	712,451	728,431	—
Construction
Residential Construction	340	—	—	340	87,594	87,934	—
Other Construction	1,108	—	—	1,108	329,394	330,502	—
Total Construction	1,448	—	—	1,448	416,988	418,436	—
Residential mortgage
1-4 Family 1st Lien	778	381	1,381	2,540	572,408	574,948	213
1-4 Family Rental	977	—	273	1,250	469,251	470,501	—
HELOC and Junior Liens	2,085	793	1,609	4,487	292,754	297,241	—
Total Residential Mortgage	3,840	1,174	3,263	8,277	1,334,413	1,342,690	213
Consumer	5	3	12	20	10,089	10,109	—
Total	$11,299	$3,474	$25,147	$39,920	$5,577,249	$5,617,169	$213

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2025
Commercial real estate
CRE Nonowner Occupied	$278	$—	$5,144	$5,422	$1,358,618	$1,364,040	$—
CRE Owner Occupied	2,022	58	901	2,981	715,883	718,864	—
Multifamily	—	196	—	196	419,071	419,267	—
Farmland	—	1,581	46	1,627	226,189	227,816	—
Total Commercial real estate	2,300	1,835	6,091	10,226	2,719,761	2,729,987	—
Commercial and industrial	3,740	1,006	6,804	11,550	708,481	720,031	—
Construction
Residential Construction	—	—	—	—	85,299	85,299	—
Other Construction	230	—	—	230	310,160	310,390	—
Total Construction	230	—	—	230	395,459	395,689	—
Residential mortgage
1-4 Family 1st Lien	4,192	165	484	4,841	412,580	417,421	—
1-4 Family Rental	812	1,054	1,047	2,913	408,052	410,965	—
HELOC and Junior Liens	1,474	486	1,815	3,775	174,341	178,116	—
Total Residential Mortgage	6,478	1,705	3,346	11,529	994,973	1,006,502	—
Consumer	7	14	—	21	10,608	10,629	—
Total	$12,755	$4,560	$16,241	$33,556	$4,829,282	$4,862,838	$—

MID PENN BANCORP, INC.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. Nonaccrual loans totaled $213 thousand, and there were no loans greater than 90 days past due and still accruing as of June 30, 2026 and December 31, 2025, respectively.
Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026			December 31, 2025
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate
CRE Nonowner Occupied	$1,686	$2,261	$3,947	$2,873	$2,271	$5,144
CRE Owner Occupied	509	3,443	3,952	509	2,043	2,552
Multifamily	—	405	405	—	131	131
Farmland	373	1,166	1,539	—	46	46
Total Commercial real estate	2,568	7,275	9,843	3,382	4,491	7,873
Commercial and industrial	10,788	1,994	12,782	10,519	398	10,917
Residential mortgage
1-4 Family 1st Lien	—	3,468	3,468	24	1,188	1,212
1-4 Family Rental	—	314	314	146	949	1,095
HELOC and Junior Liens	104	1,897	2,001	—	1,840	1,840
Total Residential Mortgage	104	5,679	5,783	170	3,977	4,147
Consumer	—	12	12	—	14	14
Total loans	$13,460	$14,960	$28,420	$14,071	$8,880	$22,951
The amount of interest income recognized on nonaccrual loans was approximately $2.4 million and $674 thousand during the three months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the amount of interest income recognized on nonaccrual loans was approximately $2.5 million and $801 thousand, respectively.
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

SUBSTANDARD - These credit extensions also have well defined weaknesses, which are inadequately protected by the current worth and debt service capacity of the Borrower or the collateral pledged, if any. The repayment of principal and interest as originally intended can be jeopardized by defined weaknesses related to adverse financial, managerial, economic, market or political conditions.

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
The following table presents risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal:

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2026	2025	2024	2023	2022	Prior		Total
CRE Nonowner Occupied
Pass	$192,454	$174,223	$132,305	$207,490	$366,796	$500,719	$15,133	$1,589,120
Special mention	—	—	333	—	—	333	—	666
Substandard or lower	—	—	—	1,686	—	8,383	—	10,069
Total CRE Nonowner Occupied	192,454	174,223	132,638	209,176	366,796	509,435	15,133	1,599,855
Gross charge-offs	—	—	—	(498)	—	(3)	—	(501)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	(498)	—	(3)	—	(501)
CRE Owner Occupied
Pass	77,592	126,627	59,954	110,219	107,448	306,067	16,292	804,199
Special mention	—	—	1,568	890	11,337	6,800	—	20,595
Substandard or lower	—	—	—	—	1,909	4,212	—	6,121
Total CRE Owner Occupied	77,592	126,627	61,522	111,109	120,694	317,079	16,292	830,915
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	95	—	—	—	—	95
Net charge-offs	—	—	95	—	—	—	—	95
Multifamily
Pass	19,937	41,038	20,891	50,615	161,072	147,252	4,628	445,433
Special mention	—	—	—	—	—	378	—	378

MID PENN BANCORP, INC.

Substandard or lower	—	—	287	—	—	118	—	405
Total Multifamily	19,937	41,038	21,178	50,615	161,072	147,748	4,628	446,216
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	25,984	29,404	21,157	21,985	49,205	74,172	15,089	236,996
Special mention	—	—	—	422	—	—	—	422
Substandard or lower	—	—	—	373	—	2,606	120	3,099
Total Farmland	25,984	29,404	21,157	22,780	49,205	76,778	15,209	240,517
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	49,772	88,755	84,768	54,605	49,340	125,632	237,844	690,716
Special mention	—	—	—	673	3,255	2,743	3,522	10,193
Substandard or lower	—	—	510	18,503	4,006	3,331	1,172	27,522
Total Commercial and industrial	49,772	88,755	85,278	73,781	56,601	131,706	242,538	728,431
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	4	—	2	—	6
Net charge-offs	—	—	—	4	—	2	—	6
Residential Construction
Pass	20,597	36,346	2,224	11,844	397	—	16,526	87,934
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Residential Construction	20,597	36,346	2,224	11,844	397	—	16,526	87,934
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	—	—	—	—
Other Construction
Pass	22,744	127,559	53,252	49,522	41,743	17,076	18,606	330,502
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Other Construction	22,744	127,559	53,252	49,522	41,743	17,076	18,606	330,502
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	44,544	21,318	28,048	57,731	46,636	367,874	1,646	567,797
Nonperforming	3,566	1,376	324	100	—	1,785	—	7,151
Total 1-4 Family 1st Lien	48,110	22,694	28,372	57,831	46,636	369,659	1,646	574,948
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	5	—	5
Net recoveries	—	—	—	—	—	5	—	5
1-4 Family Rental
Performing	40,302	49,615	23,495	44,515	102,081	198,889	7,967	466,864
Nonperforming	—	—	—	—	336	3,301	—	3,637
Total 1-4 Family Rental	40,302	49,615	23,495	44,515	102,417	202,190	7,967	470,501

MID PENN BANCORP, INC.

Gross charge-offs	—	—	—	—	—	(13)	—	(13)
Current period recoveries	—	—	—	—	—	13	—	13
Net charge-offs	—	—	—	—	—	—	—	—
HELOC and Junior Liens
Performing	4,279	10,811	5,882	18,376	8,778	24,064	220,691	292,881
Nonperforming	—	—	1,128	89	138	2,004	1,001	4,360
Total HELOC and Junior Liens	4,279	10,811	7,010	18,465	8,916	26,068	221,692	297,241
Gross charge-offs	—	—	—	(48)	—	—	—	(48)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	(48)	—	—	—	(48)
Consumer
Performing	4,102	930	1,006	702	237	658	2,449	10,084
Nonperforming	—	—	—	25	—	—	—	25
Total Consumer	4,102	930	1,006	727	237	658	2,449	10,109
Gross charge-offs	—	—	—	—	—	(652)	—	(652)
Current period recoveries	—	—	—	—	—	24	—	24
Net charge-offs	—	—	—	—	—	(628)	—	(628)
Total
Pass	$409,080	$623,952	$374,551	$506,280	$776,001	$1,170,918	$324,118	$4,184,900
Special mention	—	—	1,901	1,985	14,592	10,254	3,522	32,254
Substandard or lower	—	—	797	20,562	5,915	18,650	1,292	47,216
Performing	93,227	82,674	58,431	121,324	157,732	591,485	232,753	1,337,626
Nonperforming	3,566	1,376	1,452	214	474	7,090	1,001	15,173
Total	$505,873	$708,002	$437,132	$650,365	$954,714	$1,798,397	$562,686	$5,617,169

MID PENN BANCORP, INC.

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2025	2024	2023	2022	2021	Prior		Total
CRE Nonowner Occupied
Pass	$156,421	$98,728	$188,873	$358,610	$156,310	$375,646	$16,109	$1,350,697
Special mention	—	—	1,698	—	—	90	—	1,788
Substandard or lower	—	—	1,540	—	—	10,015	—	11,555
Total CRE Nonowner Occupied	156,421	98,728	192,111	358,610	156,310	385,751	16,109	1,364,040
Gross charge-offs	—	—	—	(691)	—	(394)	—	(1,085)
Current period recoveries	—	—	—	301	—	4	—	305
Net charge-offs	—	—	—	(390)	—	(390)	—	(780)
CRE Owner Occupied
Pass	119,632	65,978	97,419	105,690	64,478	239,464	16,370	709,031
Special mention	—	—	922	1,576	172	2,939	—	5,609
Substandard or lower	—	181	—	1,888	177	1,978	—	4,224
Total CRE Owner Occupied	119,632	66,159	98,341	109,154	64,827	244,381	16,370	718,864
Gross charge-offs	—	(346)	—	—	—	—	—	(346)
Net charge-offs	—	(346)	—	—	—	—	—	(346)
Multifamily
Pass	37,788	4,816	62,305	156,236	68,254	86,424	3,271	419,094
Special mention	—	—	—	—	—	42	—	42
Substandard or lower	—	—	—	—	—	131	—	131
Total Multifamily	37,788	4,816	62,305	156,236	68,254	86,597	3,271	419,267
Farmland
Pass	29,858	23,228	24,273	51,055	36,651	44,326	15,255	224,646
Special mention	—	—	428	—	—	—	—	428
Substandard or lower	—	—	397	—	2,299	46	—	2,742
Total Farmland	29,858	23,228	25,098	51,055	38,950	44,372	15,255	227,816
Commercial and industrial
Pass	96,562	89,541	70,773	64,532	41,663	90,534	240,497	694,102
Special mention	—	—	—	87	—	1,495	—	1,582
Substandard or lower	—	115	15,663	500	1,249	1,299	5,521	24,347
Total Commercial and industrial	96,562	89,656	86,436	65,119	42,912	93,328	246,018	720,031
Gross charge-offs	—	—	—	—	—	(294)	—	(294)
Current period recoveries	—	—	1	—	—	8	—	9
Net charge-offs	—	—	1	—	—	(286)	—	(285)
Residential construction
Pass	29,399	27,382	17,469	351	—	—	10,698	85,299
Total Residential construction	29,399	27,382	17,469	351	—	—	10,698	85,299
Other construction
Pass	64,396	79,617	74,890	42,758	7,790	12,387	28,552	310,390
Total Other construction	64,396	79,617	74,890	42,758	7,790	12,387	28,552	310,390
1-4 Family 1st Lien
Performing	57,120	28,810	59,920	49,052	38,466	179,375	1,489	414,232
Nonperforming	—	—	100	48	—	3,041	—	3,189
Total 1-4 Family 1st Lien	57,120	28,810	60,020	49,100	38,466	182,416	1,489	417,421

MID PENN BANCORP, INC.

Current period recoveries	—	—	—	—	—	90	—	90
Net recoveries	—	—	—	—	—	90	—	90
1-4 Family Rental
Performing	46,766	22,067	45,885	99,841	59,781	131,001	2,154	407,495
Nonperforming	—	—	292	—	1,572	1,606	—	3,470
Total 1-4 Family Rental	46,766	22,067	46,177	99,841	61,353	132,607	2,154	410,965
HELOC and Junior Liens
Performing	8,403	5,050	17,397	8,447	4,815	14,180	115,728	174,020
Nonperforming	—	1,151	93	152	—	1,699	1,001	4,096
Total HELOC and Junior Liens	8,403	6,201	17,490	8,599	4,815	15,879	116,729	178,116
Consumer
Performing	5,143	1,169	829	276	265	702	2,216	10,600
Nonperforming	—	—	29	—	—	—	—	29
Total Consumer	5,143	1,169	858	276	265	702	2,216	10,629
Gross charge-offs	—	—	—	—	—	(98)	—	(98)
Current period recoveries	—	—	—	—	—	55	—	55
Net charge-offs	—	—	—	—	—	(43)	—	(43)
Total
Pass	$534,056	$389,290	$536,002	$779,232	$375,146	$848,781	$330,752	$3,793,259
Special mention	—	—	3,048	1,663	172	4,566	—	9,449
Substandard or lower	—	296	17,600	2,388	3,725	13,469	5,521	42,999
Performing	117,432	57,096	124,031	157,616	103,327	325,258	121,587	1,006,347
Nonperforming	—	1,151	514	200	1,572	6,346	1,001	10,784
Total	$651,488	$447,833	$681,195	$941,099	$483,942	$1,198,420	$458,861	$4,862,838

Mid Penn had no loans classified as "doubtful" as of June 30, 2026 and December 31, 2025. There was $1.2 million and $567 thousand in mortgage loans for which formal foreclosure proceedings were in process at June 30, 2026 and December 31, 2025, respectively.
Collateral-Dependent Loans
A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, Mid Penn elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, Mid Penn records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land. Total collateral-dependent loans as of June 30, 2026 were $28.4 million.
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

MID PENN BANCORP, INC.

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
Mid Penn may also purchase loans or acquire loans through a business combination. At the purchase or acquisition date, loans are evaluated to determine whether there has been more than insignificant credit deterioration since origination. Loans that have experienced more than insignificant credit deterioration since origination are referred to as PCD loans. At the purchase or acquisition date, the amortized cost basis of PCD loans includes the purchase price and the initial estimate of credit losses.
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
Loans are charged off against the ACL, with any subsequent recoveries credited back to the ACL-loans account. Expected recoveries may not exceed the aggregate of amounts previously charged off and expected to be charged off.

MID PENN BANCORP, INC.

The following tables present the activity in the ACL - loans by portfolio segment for the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025:

(In thousands)	Balance as of March 31, 2026	Initial ACL - PCD Loans	Initial ACL - PSL Loans	Charge-offs	Recoveries	Net Loans (Charged off) Recovered	Provision/(Benefit) for Credit Losses	Balance as of June 30, 2026
Commercial Real Estate
CRE Nonowner Occupied	10,207	—	—	(2)	—	(2)	595	10,800
CRE Owner Occupied	8,274	—	—	—	2	2	(1,634)	6,642
Multifamily	1,542	—	—	—	—	—	(68)	1,474
Farmland	2,154	—	—	—	—	—	371	2,525
Commercial and industrial	9,856	—	—	—	6	6	1,036	10,898
Construction
Residential Construction	431	—	—	—	—	—	(13)	418
Other Construction	1,676	—	—	—	—	—	(88)	1,588
Residential Mortgage
1-4 Family 1st Lien	3,695	—	—	—	3	3	48	3,746
1-4 Family Rental	2,171	—	—	—	13	13	(21)	2,163
HELOC and Junior Liens	1,047	—	—	(48)	—	(48)	355	1,354
Consumer	52	—	—	(11)	15	4	(24)	32
Total	41,105	—	—	(61)	39	(22)	557	41,640

(In thousands)	Balance as of December 31, 2025	Initial ACL - PCD Loans (1)	Initial ACL - PSL Loans (2)	Charge-offs	Recoveries	Net Loans (Charged off) Recovered	Provision/(Benefit) for Credit Losses	Balance as of June 30, 2026
Commercial Real Estate
CRE Nonowner Occupied	9,917	—	269	(501)	—	(501)	1,115	10,800
CRE Owner Occupied	6,095	183	552	—	95	95	(283)	6,642
Multifamily	1,443	—	87	—	—	—	(56)	1,474
Farmland	2,118	—	1	—	—	—	406	2,525
Commercial and industrial	9,259	547	599	—	6	6	487	10,898
Construction
Residential Construction	477	—	54	—	—	—	(113)	418
Other Construction	1,464	—	76	—	—	—	48	1,588
Residential Mortgage
1-4 Family 1st Lien	2,434	92	1,304	—	5	5	(89)	3,746
1-4 Family Rental	2,295	—	157	(13)	13	—	(289)	2,163
HELOC and Junior Liens	559	155	337	(48)	—	(48)	351	1,354
Consumer	30	—	2	(652)	24	(628)	628	32
Total	36,091	977	3,438	(1,214)	143	(1,071)	2,205	41,640
(1) Includes a $977 thousand initial allowance on PCD loans acquired in the 1st Colonial acquisition on February 27, 2026.
(2) Includes a $3.4 million initial allowance on PSL loans acquired in the 1st Colonial acquisition on February 27, 2026.

MID PENN BANCORP, INC.

(In thousands)	Balance as of March 31, 2025	Initial ACL - PCD Loans	Charge-offs	Recoveries	Net Loans (Charged off) Recovered	Provision/(Benefit) for Credit Losses (1)	Balance as of June 30, 2025
Commercial Real Estate
CRE Nonowner Occupied	$10,380	$89	$(691)	$1	$(690)	$819	$10,598
CRE Owner Occupied	5,722	100	—	—	—	608	6,430
Multifamily	3,324	31	—	—	—	(1,377)	1,978
Farmland	2,075	—	—	—	—	23	2,098
Commercial and industrial	7,864	36	(203)	3	(200)	402	8,102
Construction
Residential Construction	830	—	—	—	—	128	958
Other Construction	1,899	—	—	—	—	537	2,436
Residential Mortgage
1-4 Family 1st Lien	1,582	37	—	83	83	494	2,196
1-4 Family Rental	1,740	47	—	—	—	471	2,258
HELOC and Junior Liens	404	3	—	—	—	113	520
Consumer	18	—	(15)	11	(4)	27	41
Total	$35,838	$343	$(909)	$98	$(811)	$2,245	$37,615

(In thousands)	Balance as of December 31, 2024	Initial ACL - PCD Loans	Charge-offs	Recoveries	Net Loans (Charged off) Recovered	Provision/(Benefit) for Credit Losses (1)	Balance as of June 30, 2025
Commercial Real Estate
CRE Nonowner Occupied	$11,047	$89	$(691)	$2	$(689)	$151	$10,598
CRE Owner Occupied	5,243	100	—	—	—	1,087	6,430
Multifamily	3,432	31	—	—	—	(1,485)	1,978
Farmland	1,932	—	—	—	—	166	2,098
Commercial and industrial	7,122	36	(203)	9	(194)	1,138	8,102
Construction
Residential Construction	931	—	—	—	—	27	958
Other Construction	2,131	—	—	—	—	305	2,436
Residential Mortgage
1-4 Family 1st Lien	1,503	37	—	85	85	571	2,196
1-4 Family Rental	1,756	47	—	—	—	455	2,258
HELOC and Junior Liens	392	3	—	—	—	125	520
Consumer	25	—	(30)	20	(10)	26	41
Total	$35,514	$343	$(924)	$116	$(808)	$2,566	$37,615
(1) Includes a $2.3 million initial provision on non-PCD loans acquired in the William Penn acquisition.

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

Information related to loans modified for the three and six months ended June 30, 2026, whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(Dollars in thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Three months ended June 30, 2026
Commercial real estate
CRE Nonowner Occupied	—	—	251	251	0.02%
Total Commercial real estate	—	—	251	251	0.01%
Residential mortgage
1-4 Family Rental	—	—	1,059	1,059	0.23%
Total Residential Mortgage	—	—	1,059	1,059	0.08%
Consumer	—	—	—	—	—%
Total	$—	$—	$1,310	$1,310

(Dollars in thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Six months ended June 30, 2026
Commercial real estate
CRE Nonowner Occupied	$—	$—	$251	$251	0.02%
Total Commercial real estate	$—	$—	$251	$251	0.01%
Commercial and industrial	$—	$87	$—	$87	0.01%
Residential mortgage
1-4 Family Rental	—	—	1,059	1,059	0.23%
Total Residential Mortgage	—	—	1,059	1,059	0.08%
Total	$—	$87	$1,310	$1,397

There were no loan modifications to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025.

The financial effects of the loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added a weighted-average of 2.0 years to the life of the loan, which also reduced the monthly payment amounts for the borrower.
As of June 30, 2026, there were no defaults on loans modified to borrowers experiencing financial difficulty within the twelve months following modification.

MID PENN BANCORP, INC.

Note 5 - Deposits
Deposits consisted of the following as of June 30, 2026 and December 31, 2025:

(Dollars in thousands)	June 30, 2026	% of Total Deposits	December 31, 2025	% of Total Deposits
Noninterest-bearing demand deposits	$973,371	16.4%	$834,013	16.0%
Interest-bearing demand deposits	1,607,406	27.0%	1,278,940	24.5%
Money market	1,264,632	21.2%	1,226,171	23.5%
Savings	427,538	7.2%	324,064	6.2%
Total demand and savings	4,272,947	71.8%	3,663,188	70.2%
Time	1,680,350	28.2%	1,551,475	29.8%
Total deposits	$5,953,297	100.0%	$5,214,663	100.0%
The scheduled maturities of time deposits at June 30, 2026 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2026	$857,160	$331,069
Maturing in 2027	333,182	82,218
Maturing in 2028	36,193	5,920
Maturing in 2029	16,625	889
Maturing in 2030	6,991	686
Maturing thereafter	8,249	1,168
	$1,258,400	$421,950
Mid Penn had $135.0 million and $97.5 million of brokered certificates of deposits as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, Mid Penn had $103.3 million and $83.2 million, respectively, of Certificate of Deposit Account Registry ("CDAR") deposits.

MID PENN BANCORP, INC.

Note 6 - Derivative Financial Instruments
Mid Penn manages its exposure to certain interest rate risks through the use of derivative financial instruments; however, none are entered into for speculative purposes. During the three months ended June 30, 2026, Mid Penn had outstanding derivative contracts designated as hedges. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
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
Information related to loan-level interest rate swaps is set forth in the following table:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Loan-level interest rate swaps
Notional amount	$377,297	$287,251
Estimated fair value in Other Assets	$7,565	$8,796
Estimated fair value in Other Liabilities	$7,565	$8,796
Cash Flow Hedges of Interest Rate Risk

Mid Penn’s objectives in using interest rate derivatives are to reduce volatility in net interest income and to manage its exposure to interest rate movements. To accomplish this objective, Mid Penn primarily uses derivatives designed as cash flow hedges as part of its interest rate risk management strategy.

Cash Flow Hedges of Brokered Certificates of Deposit:
Mid Penn designated an interest rate swap as a cash flow hedge for certain brokered certificates of deposit. The interest rate swap was terminated during the three months ended June 30, 2026.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Cash flow hedges
Notional amount	$—	$75,000
Weighted-average remaining term (years)	—	0.84
Pay fixed rate (weighted-average)	—%	3.81%
Receive variable rate (weighted average)	—%	3.52%
Estimated fair value (1)	$—	$211
(1) Estimated fair value, net of accrued interest receivable, is disclosed in Other Assets on the Consolidated Balance Sheet.

MID PENN BANCORP, INC.

Cash Flow Hedge of Variable-Rate Loans:
During the three months ended June 30, 2026, Mid Penn designated an interest rate floor as a cash flow hedge of forecasted interest cash flows associated on certain variable-rate loans.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Cash flow hedges
Notional amount	$200,000	$—
Weighted-average remaining term (years)	2.92	—
Floor strike rate (weighted-average)	3.50%	—%
Underlying variable rate (weighted-average)	3.86%	—%
Estimated fair value (1)	$1,550	$—
(1) Estimated fair value, net of accrued interest receivable, is disclosed in Other Assets on the Consolidated Balance Sheet.

For derivatives designated and qualifying as cash flow hedges of interest rate risk, the unrealized gain or loss is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months, Mid Penn estimates that an additional $622 thousand will be reclassified to interest expense.

Note 7 - Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive (loss)/income, net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance as of March 31, 2026	$(8,917)	$(62)	$822	$(8,157)
OCI before reclassifications	(872)	(103)	(10)	(985)
Amounts reclassified from AOCI	—	—	—	—
Balance as of June 30, 2026	$(9,789)	$(165)	$812	(9,142)

Balance as of December 31, 2025	$(6,971)	$(191)	$839	$(6,323)
OCI before reclassifications	(2,818)	26	21	(2,771)
Amounts reclassified from AOCI	—	—	(48)	(48)
Balance as of June 30, 2026	$(9,789)	$(165)	$812	$(9,142)

Balance as of March 31, 2025	$(15,233)	$501	$569	$(14,163)
OCI before reclassifications	2,755	(338)	(10)	2,407
Amounts reclassified from AOCI	—	—	—	—
Balance as of June 30, 2025	$(12,478)	$163	$559	$(11,756)

Balance as of December 31, 2024	$(18,889)	$1,485	$579	$(16,825)
OCI before reclassifications	6,411	(1,322)	6	5,095
Amounts reclassified from AOCI	—	—	(26)	(26)
Balance as of June 30, 2025	$(12,478)	$163	$559	$(11,756)

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
There were no transfers of assets between fair value Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2026 or the year ended December 31, 2025.
The following tables illustrate the assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets.

	June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$16,834	$—	$16,834
Mortgage-backed U.S. government agencies	—	429,998	—	429,998
State and political subdivision obligations	—	3,790	—	3,790
Corporate debt securities	—	49,151	—	49,151
Equity securities	5,387	—	—	5,387
Loans held-for-sale	—	16,595	—	16,595
Other assets:
Derivative assets	—	9,115	—	9,115
Other liabilities:
Derivative liabilities	—	7,565		7,565

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$19,066	$—	$19,066
Mortgage-backed U.S. government agencies	—	353,397	—	353,397
State and political subdivision obligations	—	3,834	—	3,834
Corporate debt securities	—	40,017	—	40,017
Equity securities	5,446	—	—	5,446
Loans held-for-sale	—	3,668	—	3,668
Other assets:
Derivative assets	—	9,007	—	9,007
Other liabilities:
Derivative liabilities	—	8,796	—	8,796

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
Loans held for sale - This category includes mortgage loans held-for-sale that are measured at fair value on a recurring basis. Fair values as of June 30, 2026 were measured as the price that secondary market investors were offering for loans with similar characteristics.
Derivative instruments - Interest rate swaps and interest rate floors are measured by alternative pricing sources with reasonable levels of price transparency in markets that are not active. Based on the complex nature of interest rate swap agreements, the markets these instruments trade in are not as active or liquid as those for more mature Level 1 markets. These markets do, however, have comparable, observable inputs in which an alternative pricing source values these assets in order to arrive at a fair market value. These characteristics classify interest rate swap agreements as Level 2.
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

The following table illustrates financial instruments measured at fair value on a nonrecurring basis:

	June 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$24,134	$24,134
Foreclosed assets held-for-sale	—	—	8,390	8,390

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$20,903	$20,903
Foreclosed assets held-for-sale	—	—	7,806	7,806
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

MID PENN BANCORP, INC.

The following table presents additional information about the valuation techniques for level 3 assets measured at fair value on a nonrecurring basis:

	June 30, 2026
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$24,134	Appraisal of collateral	Appraisal adjustments	0%	-	100%	61.5%
Foreclosed assets held for sale	8,390	Appraisal of collateral	Appraisal adjustments	18%	-	100%	43.0%

	December 31, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$20,903	Appraisal of collateral	Appraisal adjustments	8%	-	100%	44.9%
Foreclosed assets held for sale	7,806	Appraisal of collateral	Appraisal adjustments	23%	-	100%	39.8%
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	June 30, 2026
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$86,646	$86,646	$—	$—	$86,646
Available-for-sale securities	499,773	—	499,773	—	499,773
Held-to-maturity securities	372,866	—	346,306	—	346,306
Equity securities	5,387	5,387	—	—	5,387
Loans held-for-sale	16,595	—	16,595	—	16,595
Net loans	5,575,529	—	—	5,505,422	5,505,422
Restricted investment in bank stocks	15,720		15,720	—	15,720
Accrued interest receivable (2)	33,391	188	4,666	28,538	33,391
Derivative assets	9,115	—	9,115	—	9,115
Financial instruments - liabilities
Deposits	$5,953,297	$—	$5,950,466	$—	$5,950,466
Short-term borrowings	137,500	—	137,500	—	137,500
Long-term debt (1)	60	—	60	—	60
Subordinated debt	—	—	—	—	—
Accrued interest payable	12,175	—	12,175	—	12,175
Derivative liabilities	7,565	—	7,565	—	7,565
(1)Long-term debt excludes finance lease obligations.
(2)Level 1 accrued interest receivable consists primarily of other short-term receivables for which carrying value approximates fair value.

MID PENN BANCORP, INC.

	December 31, 2025
		Estimated Fair Value
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$98,918	$98,918	$—	$—	$98,918
Available-for-sale securities	416,314	—	416,314	—	416,314
Held-to-maturity securities	347,285	—	321,702	—	321,702
Equity securities	5,446	5,446	—	—	5,446
Loans held-for-sale	3,668	—	3,668	—	3,668
Net loans	4,826,747	—	—	4,866,731	4,866,731
Restricted investment in bank stocks	7,576		7,576	—	7,576
Accrued interest receivable (2)	29,640	127	3,776	25,737	29,640
Derivative assets	9,007	—	9,007	—	9,007
Financial instruments - liabilities
Deposits	$5,214,663	$—	$5,218,656	$—	$5,218,656
Short-term borrowings	20,833	—	20,833	—	20,833
Long-term debt (1)	20,222	—	20,223	—	20,223
Subordinated debt	—	—	—	—	—
Accrued interest payable	10,942	—	10,942	—	10,942
Derivative liabilities	8,796	—	8,796	—	8,796
(1)Long-term debt excludes finance lease obligations.
(2)Level 1 accrued interest receivable consists primarily of other short-term receivables for which carrying value approximates fair value.
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of June 30, 2026 and December 31, 2025.
Note 9 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer unless there is a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $97.9 million and $66.5 million of standby letters of credit outstanding as of June 30, 2026 and December 31, 2025, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of June 30, 2026 and December 31, 2025 for payment under standby letters of credit issued was not considered material.
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

MID PENN BANCORP, INC.

used for Mid Penn's other loan portfolio segments described in "Note 4 - Loans and Allowance for Credit Losses - Loans" above, as these unfunded commitments share similar risk characteristics with these loan portfolio segments.
The ACL - OBS was $3.1 million and $2.9 million as of June 30, 2026 and December 31, 2025, respectively. A benefit for credit losses related to credit commitments of $29 thousand and a provision for credit losses related to credit commitments of $298 thousand were recorded for the three months ended June 30, 2026 and June 30, 2025, respectively. A benefit for credit losses related to credit commitments of $83 thousand and a provision for credit losses related to credit commitments of $278 thousand were recorded for the six months ended June 30, 2026 and June 30, 2025, respectively.
The following table presents the activity in the ACL - OBS by segment for the three and six months ended June 30, 2026 and 2025:

(In thousands)	Balance as of March 31, 2026	Initial ACL Recorded On Acquired Commitments	(Benefit)/Provision for Credit Loss	Balance as of June 30, 2026
1-4 Family Rental	$11	$—	$—	$11
C&I	1,538	—	(43)	1,496
CRE NonOwner Occupied	124	—	(10)	114
CRE Owner Occupied	113	—	(19)	94
Consumer	3	—	1	4
Farmland	96	—	2	98
HELOC & Junior Liens	199	—	99	298
Multifamily	12	—	1	13
Other Construction & Land	760	—	(24)	737
Residential Construction	219	—	(38)	181
Residential First Liens	4	—	2	6
	$3,079	$—	$(29)	$3,051

(In thousands)	Balance as of December 31, 2025	Initial ACL Recorded On Acquired Commitments (1)	(Benefit)/Provision for Credit Loss	Balance as of June 30, 2026
1-4 Family Rental	$12	$—	$(1)	$11
C&I	1,457	83	(45)	1,496
CRE NonOwner Occupied	134	—	(20)	114
CRE Owner Occupied	93	—	1	94
Consumer	3	—	1	4
Farmland	97	—	1	98
HELOC & Junior Liens	130	64	104	298
Multifamily	12	—	1	13
Other Construction & Land	742	33	(39)	737
Residential Construction	229	40	(88)	181
Residential First Liens	4	—	2	6
	$2,913	$220	$(83)	$3,051
(1) Includes a $220 thousand initial allowance on unfunded commitments acquired in the 1st Colonial acquisition.

MID PENN BANCORP, INC.

(In thousands)	Balance as of March 31, 2025	(Benefit)/Provision for Credit Loss (1)	Balance as of June 30, 2025
1-4 Family Rental	$13	$3	$16
C&I	1,322	(120)	1,202
CRE NonOwner Occupied	109	4	113
CRE Owner Occupied	105	13	118
Consumer	3	—	3
Farmland	112	(13)	99
HELOC & Junior Liens	95	30	125
Multifamily	22	1	23
Other Construction & Land	660	382	1,042
Residential Construction	471	(2)	469
Residential First Liens	7	—	7
	$2,919	$298	$3,217

(In thousands)	Balance as of December 31, 2024	(Benefit)/Provision for Credit Loss (1)	Balance as of June 30, 2025
1-4 Family Rental	$16	$—	$16
C&I	1,165	37	1,202
CRE NonOwner Occupied	132	(19)	113
CRE Owner Occupied	98	20	118
Consumer	3	—	3
Farmland	92	7	99
HELOC & Junior Liens	92	33	125
Multifamily	27	(4)	23
Other Construction & Land	792	250	1,042
Residential Construction	516	(47)	469
Residential First Liens	6	1	7
	$2,939	$278	$3,217
(1) Includes a $274 thousand initial allowance on unfunded commitments acquired in the William Penn acquisition.
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

MID PENN BANCORP, INC.

Note 10 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were $137.5 million and $20.8 million as of June 30, 2026 and December 31, 2025, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than one year. Federal funds purchased from correspondent banks mature in one business day and are repriced daily based on the federal funds rate. Advances from the FHLB are collateralized by the Bank’s investment in FHLB common stock and by a blanket lien on selected loan receivables comprised principally of real estate secured loans. As of June 30, 2026, the amount of loans pledged totaled $3.2 billion. As of June 30, 2026, the Bank's unused short-term borrowing capacity with the FHLB totaled $1.7 billion (equal to $2.2 billion of maximum borrowing capacity, less the aggregate amount of FHLB letters of credit securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also maintained unused overnight lines of credit with other correspondent banks totaling $35.0 million as of June 30, 2026. No draws have been made on these lines of credit as of June 30, 2026 and December 31, 2025, respectively.
Long-term Debt
The following table presents a summary of long-term debt as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025
FHLB fixed rate instruments:
Due February 2026, 4.51%	$—	$20,000
Due August 2026, 4.80%	54	212
Due February 2027, 6.71%	6	10
Total FHLB fixed rate instruments	60	20,222
Finance lease obligations included in long-term debt	2,842	2,917
Total long-term debt	$2,902	$23,139
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. As of June 30, 2026 and December 31, 2025, the Bank had long-term debt outstanding in the amount of $2.9 million and $23.1 million, respectively, consisting of FHLB fixed rate instruments, and a finance lease liability.
The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans. Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipalities and school district customers which are used as a legally allowable alternative to investment in securities. These FHLB letter of credit commitments totaled $399.6 million and $162.5 million as of June 30, 2026 and December 31, 2025, respectively.

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
Subordinated Debt Issued December 2020
On December 22, 2020, Mid Penn issued $12.2 million of subordinated notes due December 2030 (the "December 2020 Notes") in a private placement to qualified institutional buyers and accredited investors. The December 2020 Notes were treated as Tier 2 capital for regulatory capital purposes.
The December 2020 Notes initially bore interest at a fixed rate of 4.5% per annum before converting to a floating rate prior to redemption. The December 2020 Notes became redeemable beginning December 31, 2025, and Mid Penn redeemed all of the December 2020 Notes on such date.
Subordinated Debt Issued March 2020
On March 20, 2020, Mid Penn issued $15.0 million of subordinated notes due March 2030 (the "March 2020 Notes") in a private placement to qualified institutional buyers and accredited investors. The March 2020 Notes were treated as Tier 2 capital for regulatory capital purposes.
The March 2020 Notes initially bore interest at a fixed rate of 4.0% per annum before converting to a floating rate prior to redemption. The March 2020 Notes became redeemable on March 30, 2025 and Mid Penn redeemed all of the March 2020 Notes in full on June 30, 2025.
Outstanding Balance
As of June 30, 2026, the Corporation had no subordinated debt outstanding.

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
During the six months ended June 30, 2026, Mid Penn repurchased 76,000 shares of common stock at an average price of $32.78. All 76,000 shares were repurchased during the three months ended June 30, 2026, at an average price of $32.78. As of June 30, 2026, Mid Penn has repurchased an aggregate total of 595,891 shares of common stock under the Program at an average price of $24.82 per share.
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
As of June 30, 2026, participants in the plan held 492,599 shares of the Corporation's common stock.
Equity Incentive Plans
The Corporation recognizes stock-based compensation expense for equity awards based on the grant-date fair value of the awards. Compensation expense is recognized on a straight-line basis over the requisite service period and is included in salaries and benefits expense in the Consolidated Statements of Income.
On May 9, 2023, shareholders approved the 2023 Stock Incentive Plan (the "2023 Plan"), which authorizes Mid Penn to grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock units and performance shares. The 2023 Plan was established for employees and directors of Mid Penn and the Bank, selected by the Compensation Committee of the Board of Directors, to incentivize the further success of the Corporation, and replaced the 2014 Restricted Stock Plan (the "2014 Plan", and together with the 2023 Plan, the "Plans"). The aggregate number of shares of common stock available for issuance under the Plans is 550,000 shares.
As of June 30, 2026, a total of 394,554 restricted shares were granted under the Plans, of which 144,177 shares were unvested. The Plan's shares granted and vested resulted in $1.0 million and $2.4 million in share-based compensation expense for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, the Plan's shares granted and vested resulted in share-based compensation expense of $1.7 million and $2.6 million, respectively.
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

MID PENN BANCORP, INC.

Equity Awards Assumed from William Penn Acquisition
In connection with the acquisition of William Penn on April 30, 2025, the Corporation issued 3,506,795 shares of common stock as purchase consideration and assumed outstanding equity awards of William Penn, resulting in the issuance of 538,447 stock options and 215,386 restricted stock units "RSUs" of which, 60,126 stock options and 27,821 restricted stock units remained unvested as of June 30, 2026.
Compensation expense for stock options was $131 thousand and $262 thousand for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, unrecognized compensation expense related to unvested options was $514 thousand. Compensation expense for restricted stock awards was $183 thousand and $365 thousand for the three and six months ended June 30, 2026, respectively. As of June 30, 2026, unrecognized compensation cost related to unvested restricted stock was $711 thousand.
The assumed awards are subject to the original vesting terms and conditions included in William Penn's stock-based compensation plan.
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
The following data sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income available to common shareholders	$21,691	$4,762	$30,397	$18,504

Weighted-average common shares outstanding - basic	25,330,234	21,566,617	24,643,437	20,467,349
Dilutive effect of stock-based compensation	294,516	32,818	292,648	301,485
Weighted-average common shares outstanding - diluted	25,624,750	21,599,435	24,936,085	20,768,834

Basic earnings per common share	$0.86	$0.22	$1.23	$0.90
Diluted earnings per common share	0.85	0.22	1.22	0.89
Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There were no anti-dilutive stock options excluded from diluted earnings per share for the three and six months ended June 30, 2026, respectively. There were 367,400 and 111,994 antidilutive instruments for the three and six months ended June 30, 2025, respectively. Dilutive common stock equivalents included issued equity awards acquired in the William Penn acquisition.
As part of the acquisition of William Penn on April 30, 2025, the Corporation issued 3,506,795 shares of common stock as purchase consideration, and assumed outstanding equity awards of William Penn, consisting of 538,447 stock options and 215,386 restricted stock units (RSUs).
As part of the acquisition of Cumberland Advisors on January 1, 2026, Mid Penn issued 127,009 shares of common stock as purchase consideration.
As part of the acquisition of 1st Colonial on February 27, 2026, Mid Penn issued 2,111,076 shares of common stock as purchase consideration. These shares contributed to the increase in weighted-average shares outstanding for the six months ended June 30, 2026.

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

The following table presents financial information reviewed by the CODM in assessing performance and allocating resources:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net interest income	$65,280	$48,206	$120,529	$90,715
Provision for credit losses	528	2,269	2,122	2,570
Noninterest income	10,586	6,143	20,190	11,382
Noninterest expense	47,767	47,798	99,725	78,440
Provision/(Benefit) for Income taxes	5,880	(480)	8,475	2,583
Net income	21,691	4,762	30,397	18,504

Total assets	$7,062,910	$6,354,543	$7,062,910	$6,354,543

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
•risks associated with acquired loan portfolios, including unexpected credit deterioration, valuation adjustments, or higher-than-anticipated credit losses;
•the effects of future economic conditions on Mid Penn, the Bank, our nonbank subsidiaries, and our markets and customers;
•governmental monetary and fiscal policies, as well as legislative and regulatory changes;
•future actions or inactions of the United States government, including a failure to increase the government debt limit or a prolonged shutdown of the federal government;
•business or economic disruption from public health events or other external disruptions;
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

MID PENN BANCORP, INC.

•an increase in the Pennsylvania Bank Shares Tax to which the Bank’s capital stock is currently subject, or imposition of any additional taxes on the capital stock of Mid Penn or the Bank;
•impacts of the capital and liquidity requirements imposed by bank regulatory agencies;
•the effect of changes in accounting policies and practices, including the adoption or interpretation of new accounting standards, as may be adopted by regulatory agencies, the Public Company Accounting Oversight Board, Financial Accounting Standards Board, the SEC, and other accounting and reporting rule making authorities;
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
•acts of war, terrorism, geopolitical instability, or other international conflicts;
•supply chain disruption; and
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
The following table presents a summary of Mid Penn's earnings and selected performance ratios:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net Income	$21,691	$4,762	$30,397	$18,504
Diluted EPS	$0.85	$0.22	$1.22	$0.89
Dividends declared	$0.22	$0.20	$0.44	$0.40
Return on average assets (2)	1.24%	0.32%	0.92%	0.65%
Return on average equity (2)	9.75%	2.85%	7.06%	5.60%
Net interest margin (1)(2)	4.06%	3.44%	3.94%	3.41%
Nonperforming assets to total assets	0.52%	0.44%	0.52%	0.44%
Net charge-offs/(recoveries) to average loans (annualized)	0.002%	0.069%	0.077%	0.069%
(1) Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section.
(2) Annualized ratios

On February 27, 2026, Mid Penn completed the acquisition of 1st Colonial Bancorp, Inc. ("1st Colonial"), which added total assets of $842.5 million, comprised primarily of $597.5 million of loans. Additionally, on January 1, 2026, Mid Penn completed the acquisition of Cumberland Advisors, Inc. ("Cumberland Advisors"), a registered investment advisory firm, which had approximately $3.2 billion in assets under management, further expanding the Corporation's wealth management capabilities and fee-based revenue.

On April 30, 2025, Mid Penn completed the William Penn acquisition, which added total assets of $726.5 million, including $405.3 million of loans. This transaction included the acquisition of 12 branches, further expanding Mid Penn's presence in the Philadelphia region and surrounding counties in Pennsylvania and New Jersey. Mid Penn issued 3,506,795 shares of Mid Penn common stock as consideration for the $103.2 million purchase price. The Corporation also granted replacement awards for 538,447 stock options and 215,386 restricted stock units, with a fair value of $3.1 million, to continuing employees of William Penn.
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended June 30, 2026 was $21.7 million, or $0.86 per basic common share and $0.85 per diluted common share, compared to earnings of $4.8 million, or $0.22 per basic and diluted common share for the three months ended June 30, 2025. The increase in net income per diluted share primarily reflected earnings from the 1st Colonial and Cumberland Advisors acquisitions, and the absence of merger related expenses associated with the William Penn acquisition that were recognized in the prior period. Mid Penn's earnings for the six months ended June 30, 2026 were $30.4 million, or $1.23 per basic common share and $1.22 per diluted common share, compared to earnings of $18.5 million, or $0.90 per basic common share, and $0.89 per diluted common share for the six months ended June 30, 2025.

MID PENN BANCORP, INC.

◦Net Interest Margin - For the second quarter of 2026, Mid Penn’s net interest margin was 4.06% versus 3.44% for the same period of 2025. For the six months ended June 30, 2026, net interest margin was 3.94% versus 3.41% for the same period of 2025. The yield on interest-earning assets for the three months ended June 30, 2026 increased 30 basis points from the same period of 2025. The rate on interest-bearing liabilities decreased 41 basis points from the same period of 2025. The increase, compared to the second quarter of 2025, was driven by higher loan and investment securities yields, and a reduction in the cost of funds.
◦Loan Growth - Total loans, net of unearned income, as of June 30, 2026 were $5.6 billion compared to $4.9 billion as of December 31, 2025, an increase of $754.3 million, or 15.5%. The increase was primarily driven by the 1st Colonial acquisition and organic growth, which contributed to an increase in residential mortgage loans of $336.2 million, an increase in nonowner occupied commercial real estate of $235.8 million, an increase in owner occupied commercial real estate of $112.1 million, a $26.9 million increase in multifamily loans, a $22.7 million increase in construction loans, and an increase in commercial and industrial loans of $8.4 million.
◦Deposit Growth - Total deposits increased $738.6 million, or 14.2%, from $5.2 billion at December 31, 2025, to $6.0 billion at June 30, 2026. The growth was primarily driven by the acquisition of 1st Colonial, which contributed to an increase of $470.4 million in interest-bearing transaction accounts, an increase of $139.4 million in noninterest-bearing accounts, and an increase of $128.9 million in time deposits.
•Asset Quality - ACL as of June 30, 2026 was $41.6 million, or 0.74% of total loans, as compared to $36.1 million, or 0.74% of total loans as of December 31, 2025. The increase primarily reflects the initial allowance recorded for 1st Colonial loans of $4.4 million.
◦Net Charge-offs/Recoveries - Mid Penn had net loan charge-offs of $22 thousand and $811 thousand for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, net loan charge-offs were $1.1 million compared to $808 thousand for the same period of 2025.
◦Nonperforming assets - Total nonperforming assets were $36.8 million at June 30, 2026, an increase compared to nonperforming assets of $30.8 million at December 31, 2025. The increase during the second quarter of 2026 is primarily related to the addition of $7.4 million of nonaccrual loans from the 1st Colonial acquisition, partially offset by the payoff of one commercial real estate loan with a balance of $1.3 million. Delinquency, measured as loans past due 30 days or more, as a percentage of total loans was 0.71% at June 30, 2026, compared to 0.69% and 0.58% as of December 31, 2025 and June 30, 2025, respectively.
◦Provision/Benefit for credit losses - loans - The provision for credit losses - loans was $557 thousand for the three months ended June 30, 2026 compared to a provision of $2.2 million for the same period of 2025. The benefit for credit losses on off-balance sheet credit exposures was $29 thousand for the three months ended June 30, 2026, compared to a provision of $24 thousand for the same period of 2025. The decrease in provision for the three months ended June 30, 2026, was primarily driven by qualitative adjustments to the CRE owner-occupied portfolio and improved macroeconomic assumptions, offset by an increase in reserve on one individually analyzed C&I loan.
The provision for credit losses on loans was $2.2 million for the six months ended June 30, 2026, a decrease of $361 thousand compared to the provision for credit losses of $2.6 million for the six months ended June 30, 2025. The decrease for the six months ended June 30, 2026 was primarily attributable to improved macroeconomic assumptions, partially offset by increases from qualitative adjustments to several segments of the portfolio. The benefit for credit losses on off-balance sheet credit exposures was $29 thousand and $83 thousand for the three and six months ended June 30, 2026, respectively.

MID PENN BANCORP, INC.

•Noninterest Income - Noninterest income totaled $10.6 million for the three months ended June 30, 2026 compared to $6.1 million for the same period of 2025. The increase is primarily due to a $2.5 million increase in fiduciary and wealth management, reflecting the Cumberland Advisors acquisition, a $550 thousand increase in earnings from the cash surrender value of life insurance, a $443 thousand increase in mortgage banking, a $211 thousand increase in ATM debit card interchange fees, and a $690 thousand increase in other noninterest income.
Noninterest income totaled $20.2 million for the six months ended June 30, 2026 compared to $11.4 million for the same period of 2025. The increase in noninterest income was primarily driven by a $5.0 million increase in fiduciary and wealth management income, reflecting the acquisition of Cumberland Advisors, a $981 thousand increase in earnings from the cash surrender value of life insurance, and a $2.0 million increase in other noninterest income, including a $653 thousand increase in insurance commissions, and a $558 thousand increase in death benefits received.
•Noninterest Expense - Noninterest expense totaled $47.8 million for the three months ended June 30, 2026, a decrease of $31 thousand, or 0.1%, compared to noninterest expense of $47.8 million for the same period of 2025.
Salaries and employee benefits increased $6.2 million due to the addition of 1st Colonial and Cumberland Advisors, legal and professional fees increased $1.2 million, intangible amortization increased $1.1 million, and software licensing and utilization costs increased $883 thousand, partially offset by a decrease of $10.9 million in merger and acquisition expense related to the William Penn acquisition in 2025.
Noninterest expense totaled $99.7 million for the six months ended June 30, 2026 compared to $78.4 million for the same period of 2025. The increase was primarily driven by a $13.2 million increase in salaries and benefits, reflecting additional staff from the 1st Colonial, Cumberland Advisors, and William Penn acquisitions. Software licensing and utilization costs, occupancy expenses, and legal and professional fees increased $1.9 million, $1.5 million, and $2.0 million, respectively, primarily reflecting Mid Penn's increased size and operational complexity following these acquisitions. Intangible amortization also increased $1.9 million. These increases were partially offset by a $3.5 million decrease in merger and acquisition expenses compared to the same period of 2025.
•Liquidity - Current liquidity, including cash equivalents and borrowing capacity, totaled $1.7 billion compared to $1.5 billion at March 31, 2026, representing 142.5% of uninsured and uncollateralized deposits and approximately 28.6% of total deposits.

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

Results of Operations

Net Interest Income
Net interest income, Mid Penn’s primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings. Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities. Interest and average rates in the table below are presented on a fully taxable-equivalent basis ("FTE"). Tax-equivalent adjustments were calculated using a statutory corporate tax rate of 21% for the three and six months ended June 30, 2026 and 2025.

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the periods presented:

	Average Balances, Income and Interest Rates
	For the Three Months Ended
	June 30, 2026			June 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
ASSETS:
Interest Bearing Balances	$19,067	$117	2.46%	$23,271	$142	2.45%
Investment Securities:
Taxable	787,477	7,213	3.67%	584,919	4,570	3.13%
Tax-exempt	55,840	284	2.04%	67,186	344	2.05%
Total Investment Securities	843,317	7,497	3.57%	652,105	4,914	3.02%

Federal funds sold	11,748	159	5.43%	236,037	2,428	4.13%
Loans, net of unearned income	5,588,129	88,574	6.36%	4,724,638	72,469	6.15%
Restricted investment in bank stocks	12,292	345	11.26%	6,945	67	3.87%
Total Interest-earning Assets	6,474,553	96,692	5.99%	5,642,996	80,020	5.69%

Cash and Due from Banks	55,360			50,376
Other Assets	466,108			342,673
Total Assets	$6,996,021			$6,036,045

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,660,007	$6,712	1.62%	$1,123,130	$4,954	1.77%
Money market	1,243,822	7,838	2.53%	1,179,295	8,350	2.84%
Savings	433,917	711	0.66%	307,634	70	0.09%
Time	1,668,054	15,358	3.69%	1,735,888	17,607	4.07%
Total Interest-bearing Deposits	5,005,800	30,619	2.45%	4,345,947	30,981	2.86%

Short-term borrowings	79,875	764	3.84%	7,418	86	4.65%
Long-term debt	2,886	29	4.03%	23,417	252	4.32%
Subordinated debt	—	—	—%	45,264	495	4.39%
Total Interest-bearing Liabilities	5,088,561	31,412	2.48%	4,422,046	31,814	2.89%

Noninterest-bearing Demand	933,699			813,807
Other Liabilities	81,669			129,701
Shareholders' Equity	892,092			670,491
Total Liabilities & Shareholders' Equity	$6,996,021			$6,036,045

Net Interest Income		$65,280			$48,206
Taxable Equivalent Adjustment (1)		231			245
Net Interest Income (taxable-equivalent basis)		$65,511			$48,451

Total Yield on Earning Assets			5.99%			5.69%
Rate on Supporting Liabilities			2.48%			2.89%
Average Interest Spread			3.51%			2.80%
Net Interest Margin (1)			4.06%			3.44%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.
(2)Annualized ratios.

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended June 30, 2026 in comparison to the same period in 2025:

	Three Months Ended June 30, 2026 vs. June 30, 2025
	Increase (decrease)
(In thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(26)	$1	$(25)
Investment Securities:
Taxable	1,583	1,060	2,643
Tax-exempt	(58)	(2)	(60)
Total Investment Securities	1,525	1,058	2,583

Federal funds sold	(2,307)	38	(2,269)
Loans	13,245	2,860	16,105
Restricted investment in bank stocks	52	226	278
Total Interest Income	12,489	4,183	16,672

INTEREST EXPENSE:
Interest-Bearing Deposits:
Interest-bearing demand	2,368	(610)	1,758
Money market	457	(969)	(512)
Savings	29	612	641
Time	(688)	(1,561)	(2,249)
Total Interest-Bearing Deposits	2,166	(2,528)	(362)

Short-term borrowings	840	(162)	678
Long-term debt	(221)	(2)	(223)
Subordinated debt	(495)	—	(495)
Total Interest Expense	2,290	(2,692)	(402)

NET INTEREST INCOME	$10,199	$6,875	$17,074
For the three months ended June 30, 2026, net interest income was $65.3 million compared to net interest income of $48.2 million for the three months ended June 30, 2025. The tax-equivalent net interest margin for the three months ended June 30, 2026 was 4.06% compared to 3.44% for the second quarter of 2025, representing a 62 bp increase compared to the same period in 2025.
The yield on interest-earning assets increased to 5.99% for the quarter ended June 30, 2026 from 5.69% for the quarter ended June 30, 2025. These increases were primarily due to continued repricing of assets at higher rates during the second quarter of 2026 compared to the second quarter of 2025, continued discipline on new loan pricing, and an increase in Fed funds sold.
Average investment securities increased $191.2 million and the yield on those investment securities increased 55 bps during the second quarter of 2026 compared to the second quarter of 2025, increasing interest income due to volume by $1.5 million, and increasing interest income due to rates by $1.1 million. Average loans increased $863.5 million, and the yield on those loans increased 21 bps, contributing $13.2 million and $2.9 million, respectively, to the increase in interest income.
Interest expense decreased $402 thousand during the second quarter of 2026 compared to the second quarter of 2025. The rate of interest-bearing liabilities decreased from 2.89% for the second quarter of 2025 to 2.48% for the second quarter of 2026. The decrease in the average rate was primarily attributable to lower rates paid on interest-bearing deposits following

MID PENN BANCORP, INC.

Federal Reserve rate cuts in 2025, lower rates on short term borrowings, and lower long-term debt. Mid Penn continued to offer higher rates over the comparable period to both retain and attract deposits.
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
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$19,356	$227	2.36%	$22,039	$280	2.56%
Investment Securities:
Taxable	751,543	13,697	3.68	577,401	8,879	3.10
Tax-exempt	62,164	581	1.88	68,476	692	2.04
Total Investment Securities	813,707	14,278	3.54	645,877	9,571	2.99

Federal funds sold	14,357	378	5.31	130,482	2,689	4.16
Loans, net of unearned income	5,337,080	165,375	6.25	4,592,890	139,006	6.10
Restricted investment in bank stocks	11,582	360	6.27	7,022	218	6.26
Total Interest-earning Assets	6,196,082	180,618	5.88	5,398,310	151,764	5.67

Cash and Due from Banks	55,452			45,175
Other Assets	444,216			321,923
Total Assets	$6,695,750			$5,765,408

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,522,053	$12,129	1.61%	$1,087,426	$9,635	1.79%
Money market	1,230,277	15,308	2.51	1,103,745	15,291	2.79
Savings	398,950	1,011	0.51	284,428	124	0.09
Time	1,624,228	30,019	3.73	1,662,891	34,195	4.15
Total Interest-bearing Deposits	4,775,508	58,467	2.47	4,138,490	59,245	2.89

Short-term borrowings	75,517	1,467	3.92	16,106	376	4.71
Long-term debt	7,285	155	4.29	23,475	509	4.37
Subordinated debt	—	—	—	45,462	919	4.08
Total Interest-bearing Liabilities	4,858,310	60,089	2.49	4,223,533	61,049	2.91

Noninterest-bearing Demand	892,547			783,561
Other Liabilities	76,379			92,560
Shareholders' Equity	868,514			665,754
Total Liabilities & Shareholders' Equity	$6,695,750			$5,765,408

Net Interest Income		$120,529			$90,715
Taxable Equivalent Adjustment (1)		467			487
Net Interest Income (taxable-equivalent basis)		$120,996			$91,202

Total Yield on Earning Assets			5.88%			5.67%
Rate on Supporting Liabilities			2.49			2.91
Average Interest Spread			3.38			2.75
Net Interest Margin (1)			3.94			3.41
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.
(2)Annualized ratios.

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the six months ended June 30, 2026 in comparison to the same period in 2025:

	Six Months Ended June 30, 2026 vs. June 30, 2025
(In thousands)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(34)	$(19)	$(53)
Investment Securities:
Taxable	2,678	2,140	4,818
Tax-exempt	(64)	(47)	(111)
Total Investment Securities	2,614	2,093	4,707

Federal funds sold	(2,393)	82	(2,311)
Loans, net of unearned income	22,523	3,846	26,369
Restricted investment in bank stocks	142	—	142
Total Interest Income	22,852	6,002	28,854

INTEREST EXPENSE:
Interest-Bearing Deposits:
Interest-bearing demand	3,851	(1,357)	2,494
Money market	1,753	(1,736)	17
Savings	50	837	887
Time	(795)	(3,381)	(4,176)
Total Interest-Bearing Deposits	4,859	(5,637)	(778)

Short-term borrowings	1,154	(63)	1,091
Long-term debt	(351)	(3)	(354)
Subordinated debt	(919)	—	(919)
Total Interest Expense	4,743	(5,703)	(960)

NET INTEREST INCOME	$18,109	$11,705	$29,814
For the six months ended June 30, 2026, net interest income was $120.5 million compared to net interest income of $90.7 million for the six months ended June 30, 2025. FTE net interest income was $121.0 million for the six months ended June 30, 2026, an increase of $29.8 million, or 32.7%, compared to the same period in 2025. The tax-equivalent net interest margin for the six months ended June 30, 2026 was 3.94% compared to 3.41% for the same period in 2025, representing a 53 bp increase, primarily reflecting lower funding costs from the repricing of interest-bearing deposits and short-term borrowings, as well as lower long-term debt balances.
The higher yields and the growth in interest-earning assets contributed $22.9 million and $6.0 million, respectively, to the increase in interest income. The yield on interest-earning assets increased 21 bps to 5.88% for the six months ended June 30, 2026 compared to 5.67% for the same period of 2025. Average interest-earning assets increased $22.4 million, or 14.8%, during the six months ended June 30, 2026 compared to the same period of 2025.
Average investment securities increased $167.8 million, or 26.0%, and the yield on those investment securities increased 55 bps during the six months ended June 30, 2026, contributing $2.6 million and $2.1 million, respectively, to interest income. Average loans increased $744.2 million, and the yield on those loans increased 15 bps, contributing $22.5 million and $3.8 million, respectively, to the increase in interest income.
Interest expense decreased $1.0 million during the first six months of 2026 compared to the same period of 2025. The rate on interest-bearing liabilities decreased from 2.91% for the first six months of 2025 to 2.49% for the first six months of

MID PENN BANCORP, INC.

2026. The decrease in the average rate primarily reflected the repricing of interest-bearing deposits and short term borrowings, as well as lower long term debt balances. Mid Penn continued to offer competitive deposit rates to retain and attract customer deposits. The average rate paid on interest-bearing deposits decreased 42 bps, during the six months ended June 30, 2026, compared to the same period in 2025, reducing interest expense by $5.6 million.
Provision for Credit Losses - Loans
The provision for credit losses on loans was $557 thousand for the three months ended June 30, 2026 compared to a provision of $2.2 million for the three months ended June 30, 2025. The decrease in provision was primarily driven by the Day 1 allowance on William Penn loans acquired on April 30, 2025. This amount reflects accounting guidance in effect prior to Mid Penn's adoption of ASU 2025-08, under which the allowance for certain purchased loans was recognized through the provision for credit losses.
The provision for credit losses on loans was $2.2 million for the six months ended June 30, 2026 compared to a provision of $2.6 million for the same period in 2025. The decrease for the six months ended June 30, 2026 was primarily attributable to improved macroeconomic assumptions, partially offset by higher qualitative adjustments across several segments of the portfolio.
Noninterest Income
For the three months ended June 30, 2026, noninterest income totaled $10.6 million, an increase of $4.4 million, or 72.3%, compared to noninterest income of $6.1 million for the three months ended June 30, 2025. The increase is primarily due to a $2.5 million increase in fiduciary and wealth management, reflecting the Cumberland Advisors acquisition, a $550 thousand increase in earnings from the cash surrender value of life insurance, a $443 thousand increase in mortgage banking, and a $690 thousand increase in other noninterest income.
The following table and explanations that follow provide additional analysis of noninterest income:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Variance	% Variance
Fiduciary and wealth management	$3,891	$1,406	$2,485	176.7%
ATM debit card interchange	1,169	958	211	22.0
Service charges on deposits	632	652	(20)	(3.1)
Mortgage banking	1,119	676	443	65.5
Mortgage hedging	113	(7)	120	(1714.3)
Net gain on sales of SBA loans	27	63	(36)	(57.1)
Earnings from cash surrender value of life insurance	1,041	491	550	112.0
Other	2,594	1,904	690	36.2
Total	$10,586	$6,143	$4,443	72.3%
For the six months ended June 30, 2026, noninterest income totaled $20.2 million, an increase of $8.8 million, or 77.4%, compared to noninterest income of $11.4 million for the six months ended June 30, 2025. The increase was primarily driven by a $5.0 million increase in fiduciary and wealth management income, reflecting the Cumberland Advisors acquisition, a $981 thousand increase in earnings from the cash surrender value of life insurance, a $2.0 million increase in other noninterest income, including a $653 thousand increase in insurance commissions, and a $558 thousand increase in death benefits received.

MID PENN BANCORP, INC.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Variance	% Variance
Fiduciary and wealth management	$7,552	$2,546	$5,006	196.6%
ATM debit card interchange	2,204	1,877	327	17.4
Service charges on deposits	1,268	1,214	54	4.4
Mortgage banking	1,432	1,267	165	13.0
Mortgage hedging	193	(16)	209	(1306.3)
Net gain on sales of SBA loans	190	120	70	58.3
Earnings from cash surrender value of life insurance	1,746	765	981	128.2
Other	5,605	3,609	1,996	55.3
Total	$20,190	$11,382	$8,808	77.4%

Noninterest Expense
For the three months ended June 30, 2026, noninterest expense totaled $47.8 million, a decrease of $31 thousand, or 0.1%, compared to noninterest expense of $47.8 million for the same period in 2025. The decrease was primarily driven by a $10.9 million decrease in merger and acquisition expenses, partially offset by a $6.2 million increase in salaries and employee benefits, a $1.2 million increase in legal and professional fees, a $1.1 million increase in intangible amortization, a $883 thousand increase in software licensing, and a $526 thousand increase in occupancy expenses.
The following table and explanations that follow provide additional analysis of noninterest expense:

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Variance	% Variance
Salaries and employee benefits	$26,945	$20,753	$6,192	29.8%
Software licensing and utilization	4,155	3,272	883	27.0
Occupancy expense, net	2,891	2,365	526	22.2
Equipment expense	1,684	1,248	436	34.9
Shares tax	822	606	216	35.6
Legal and professional fees	2,157	993	1,164	117.2
ATM/card processing	689	621	68	11.0
Intangible amortization	1,819	744	1,075	144.5
FDIC Assessment	663	994	(331)	(33.3)
Loss on sale of foreclosed assets, net	4	—	4	—
Merger and acquisition expense	103	11,011	(10,908)	(99.1)
Other expenses	5,835	5,191	644	12.4
Total Noninterest Expense	$47,767	$47,798	$(31)	(0.1%)

For the six months ended June 30, 2026, noninterest expense totaled $99.7 million, an increase of $21.3 million, or 27.1%, compared to noninterest expense of $78.4 million for the six months ended June 30, 2025. The increase was primarily driven by a $13.2 million increase in salaries and benefits, reflecting additional staff from the William Penn, 1st Colonial, and Cumberland Advisors acquisitions. Software licensing and utilization costs, occupancy expenses, and legal and professional fees increased $1.9 million, $1.5 million, and $2.0 million, respectively, primarily reflecting Mid Penn's increased size and operational complexity following these acquisitions. Intangible amortization also increased $1.9 million. These increases were partially offset by a $3.5 million decrease in merger and acquisition expenses compared to the same period of 2025.

MID PENN BANCORP, INC.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Variance	% Variance
Salaries and employee benefits	$50,291	$37,062	$13,229	35.7%
Software licensing and utilization	7,756	5,846	1,910	32.7
Occupancy expense, net	6,145	4,639	1,506	32.5
Equipment expense	3,237	2,342	895	38.2
Shares tax	1,786	1,525	261	17.1
Legal and professional fees	3,846	1,819	2,027	111.4
ATM/card processing	1,446	1,354	92	6.8
Intangible amortization	3,119	1,172	1,947	166.1
FDIC Assessment	1,463	1,984	(521)	(26.3)
Loss/(gain) on sale of foreclosed assets, net	495	(28)	523	N/M
Merger and acquisition expense	7,826	11,325	(3,499)	(30.9)
Other expenses	12,315	9,400	2,915	31.0
Total Noninterest Expense	$99,725	$78,440	$21,285	27.1%

Income Taxes
The provision for income taxes was $5.9 million for the three months ended June 30, 2026 compared to a benefit of $480 thousand for the same period in 2025. The provision for income taxes was $8.5 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively. The provision for income taxes for the six months ended June 30, 2026 and 2025 reflects a combined Federal and State effective tax rate of 21.8% and 12.2%, respectively.
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
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that may affect the Corporation in future periods, including provisions related to business deductions and tax depreciation. These changes did not have a material impact on the Corporation’s federal income tax expense or liability for the three and six month periods ended June 30, 2026.

Financial Condition
Mid Penn’s total assets were $7.1 billion as of June 30, 2026, reflecting an increase of $929.0 million, or 15.1%, compared to total assets of $6.1 billion as of December 31, 2025. The increase was primarily driven by an increase in loans as a result of the 1st Colonial acquisition, and an increase in investment securities, partially offset by a decrease in Federal funds sold.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. The carrying value of total investment securities as of June 30, 2026 was $872.6 million compared to $763.6 million as of December 31, 2025. Mid Penn does not anticipate growth in the investment portfolio beyond levels necessary to support pledging requirements.

MID PENN BANCORP, INC.

The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost):

	Maturing
(Dollars in thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years		Total
As of June 30, 2026	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield
Available-for-sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$7,363	1.61%	$5,349	2.89%	$4,122	3.10%	$—	—%	$16,834	2.40%
Mortgage-backed U.S. government agencies	—	—	—	—	7,482	3.04	422,516	4.69	429,998	4.66
State and political subdivision obligations	—	—	—	—	3,111	2.51	679	2.23	3,790	2.45
Corporate debt securities	4,880	3.43	5,947	8.52	38,324	5.60	—	—	49,151	5.72
	$12,243	2.34%	$11,296	5.80%	$53,039	4.84%	$423,195	4.68%	$499,773	4.67%
Held-to-maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$18,500	1.80%	$130,682	1.86%	$74,368	2.21%	$—	—%	$223,550	1.97%
Mortgage-backed U.S. government agencies	72	2.82	1,632	2.92	2,765	2.73	25,447	1.94	29,916	2.07
State and political subdivision obligations	50,461	3.24	33,626	2.26	14,361	2.42	8,502	2.74	106,950	2.78
Corporate debt securities	—	—	6,450	3.22	6,000	3.16	—	—	12,450	3.19
	$69,033	2.85%	$172,390	2.00%	$97,494	2.31%	$33,949	2.14%	$372,866	2.25%

Loans, net of unearned income
Total loans, net of unearned income, as of June 30, 2026 were $5.6 billion compared to $4.9 billion as of December 31, 2025. The growth of $754.3 million, or 15.5%, since December 31, 2025 was primarily driven by the acquisition of 1st Colonial, which contributed to an increase in commercial real estate loans of $387.5 million, an increase in residential mortgages of $336.2 million, an increase in construction loans of $22.7 million, and an increase in commercial and industrial loans of $8.4 million.

MID PENN BANCORP, INC.

	June 30, 2026		December 31, 2025		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,599,855	28.5%	$1,364,040	28.1%	$235,815	17.3%
CRE Owner Occupied	830,915	14.8	718,864	14.7	112,051	15.6
Multifamily	446,216	7.9	419,267	8.6	26,949	6.4
Farmland	240,517	4.3	227,816	4.7	12,701	5.6
Total Commercial Real Estate	3,117,503	55.5	2,729,987	56.1	387,516	14.2
Commercial and industrial	728,431	13.0	720,031	14.8	8,400	1.2
Construction
Residential Construction	87,934	1.5	85,299	1.8	2,635	3.1
Other Construction	330,502	5.9	310,390	6.3	20,112	6.5
Total Construction	418,436	7.4	395,689	8.1	22,747	5.7
Residential Mortgage
1-4 Family 1st Lien	574,948	10.2	417,421	8.6	157,527	37.7
1-4 Family Rental	470,501	8.4	410,965	8.5	59,536	14.5
HELOC and Junior Liens	297,241	5.3	178,116	3.7	119,125	66.9
Total Residential Mortgage	1,342,690	23.9	1,006,502	20.8	336,188	33.4
Consumer	10,109	0.2	10,629	0.2	(520)	(4.9)
	$5,617,169	100.0%	$4,862,838	100.0%	$754,331	15.5%

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

MID PENN BANCORP, INC.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value:

(Dollars in thousands)	June 30, 2026			December 31, 2025
Commercial Real Estate	Balance	% of portfolio	Weighted-Average LTV (2)	Balance	% of portfolio	Weighted-Average LTV (2)
Owner Occupied (1)	$830,915	26.7%	N/A	$718,864	26.3%	N/A
Farmland (1)	240,517	7.7	N/A	227,816	8.3	N/A
Multifamily	446,216	14.2	62.9	419,267	15.5	53.3
Non Owner Occupied
Retail	453,763	14.6	50.1	429,095	15.7	50.4
Office	364,012	11.7	67.5	289,650	10.6	61.4
Industrial	195,595	6.3	49.8	177,822	6.5	48.0
Hospitality	222,408	7.1	49.3	158,667	5.8	47.1
Flex	55,853	1.8	46.6	46,432	1.7	47.2
Mobile Home Park	23,027	0.7	54.0	18,763	0.7	56.4
Health Care	24,398	0.8	60.5	11,870	0.4	52.8
Other Property Types	260,799	8.4	57.1	231,741	8.5	54.7
Total Commercial Real Estate	$3,117,503	100.0%	56.7%	$2,729,987	100.0%	52.9%
(1) LTV not available for Owner Occupied and Farmland properties.
(2) Weighted average Loan to Value is calculated based on estimated current market values of the properties.
Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In thousands)
As of June 30, 2026	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate
CRE Nonowner Occupied	$174,069	$590,785	$519,310	$315,691	$1,599,855
CRE Owner Occupied	42,804	151,148	338,919	298,044	830,915
Multifamily	87,969	130,191	113,463	114,593	446,216
Farmland	1,242	11,991	71,058	156,226	240,517
Total Commercial real estate	306,084	884,115	1,042,750	884,554	3,117,503
Commercial and industrial	36,118	269,975	159,679	262,659	728,431
Construction
Residential Construction	60,172	23,555	1,032	3,175	87,934
Other Construction	136,449	123,983	54,305	15,765	330,502
Total Construction	196,621	147,538	55,337	18,940	418,436
Residential mortgage
1-4 Family 1st Lien	8,995	27,097	104,509	434,347	574,948
1-4 Family Rental	50,488	54,934	159,157	205,922	470,501
HELOC and Junior Liens	3,571	15,780	48,521	229,369	297,241
Total Residential Mortgage	63,054	97,811	312,187	869,638	1,342,690
Consumer	3,523	1,393	2,184	3,009	10,109
Total loans held in portfolio	$605,400	$1,400,832	$1,572,137	$2,038,800	$5,617,169

Fixed interest rates:

MID PENN BANCORP, INC.

Commercial real estate
CRE Nonowner Occupied	$128,132	$211,932	$60,942	$1,973	$402,979
CRE Owner Occupied	30,727	105,193	25,301	4,482	165,703
Multifamily	47,593	64,382	7,757	—	119,732
Farmland	364	8,457	3,639	—	12,460
Total Commercial real estate	206,816	389,964	97,639	6,455	700,874
Commercial and industrial	18,928	166,464	28,139	7,756	221,287
Construction
Residential Construction	4,958	10,337	—	2,903	18,198
Other Construction	13,958	21,493	686	657	36,794
Total Construction	18,916	31,830	686	3,560	54,992
Residential mortgage
1-4 Family 1st Lien	7,764	17,134	80,624	360,489	466,011
1-4 Family Rental	18,282	40,872	14,175	12,922	86,251
HELOC and Junior Liens	862	9,568	33,763	2,897	47,090
Total Residential Mortgage	26,908	67,574	128,562	376,308	599,352
Consumer	1,823	1,393	2,039	794	6,049
Total fixed interest rates	$273,391	$657,225	$257,065	$394,873	$1,582,554

Floating interest rates:
Commercial real estate
CRE Nonowner Occupied	$45,937	$378,853	$458,368	$313,718	$1,196,876
CRE Owner Occupied	12,077	45,955	313,618	293,562	665,212
Multifamily	40,376	65,809	105,706	114,593	326,484
Farmland	878	3,534	67,419	156,226	228,057
Total Commercial real estate	99,268	494,151	945,111	878,099	2,416,629
Commercial and industrial	17,190	103,511	131,540	254,903	507,144
Construction
Residential Construction	55,214	13,218	1,032	272	69,736
Other Construction	122,491	102,490	53,619	15,108	293,708
Total Construction	177,705	115,708	54,651	15,380	363,444
Residential mortgage
1-4 Family 1st Lien	1,231	9,963	23,885	73,858	108,937
1-4 Family Rental	32,206	14,062	144,982	193,000	384,250
HELOC and Junior Liens	2,709	6,212	14,758	226,472	250,151
Total Residential Mortgage	36,146	30,237	183,625	493,330	743,338
Consumer	1,700	—	145	2,215	4,060
Total floating interest rates	332,009	743,607	1,315,072	1,643,927	4,034,615
Total fixed and floating interest rates	$605,400	$1,400,832	$1,572,137	$2,038,800	$5,617,169

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

Changes in the ACL-loans are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$41,105	$35,838	$36,091	$35,514

Purchased credit deteriorated loans	—	343	977	343
Purchased seasoned loans	—	—	3,438	—

Loans charged off during period	(61)	(909)	(1,214)	(924)
Recoveries of loans previously charged off	39	98	143	116
Net charge-offs	(22)	(811)	(1,071)	(808)

Provision for credit losses - loans (1)(2)	557	2,245	2,205	2,566
Balance, end of period	$41,640	$37,615	$41,640	$37,615

Ratio of net charge-offs to average loans outstanding (annualized)	0.002%	0.069%	0.040%	0.035%

Ratio of ACL - loans to net loans at end of period	0.74%	0.78%	0.74%	0.78%
(1) Includes a $3.4 million initial provision related to non-PCD loans from the 1st Colonial acquisition in the second quarter of 2026.
(2) Includes a $2.3 million initial provision related to non-PCD loans from the William Penn acquisition in the second quarter of 2025.

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of June 30, 2026, December 31, 2025, and June 30, 2025.

(Dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
Nonperforming Assets:
Total nonaccrual loans	$28,420	$22,951	$18,216

Foreclosed real estate	8,390	7,806	9,816
Total nonperforming assets	36,810	30,757	28,032

Accruing loans 90 days or more past due	213	—	—
Total risk elements	$37,023	$30,757	$28,032

Nonaccrual loans as a percentage of total loans outstanding	0.51%	0.47%	0.38%

Nonperforming assets as a percentage of total loans outstanding and foreclosed real estate	0.65%	0.63%	0.58%

Ratio of ACL-loans to nonperforming loans	146.52%	157.25%	206.49%
Total nonperforming assets were $36.8 million at June 30, 2026, an increase compared to nonperforming assets of $30.8 million at December 31, 2025. The increase during the second quarter of June 30, 2026 was primarily related to the addition of $7.4 million of nonaccrual loans acquired in the 1st Colonial acquisition, partially offset by payoffs and paydowns in the second quarter of 2026. Delinquency, measured as loans past due 30 days or more, including loans on nonaccrual status, was 0.71% of total loans at June 30, 2026, compared to 0.69% and 0.58% as of December 31, 2025 and June 30, 2025, respectively.

Goodwill

Mid Penn evaluates goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that impairment may be present. Significant negative industry or economic trends, as well as changes in the Corporation's stock price, could represent potential indicators of impairment. Management considered relevant factors, including overall market conditions, and trends in the Corporation's stock price, and concluded that no triggering events had occurred as of June 30, 2026. Management will continue to monitor these factors in future periods. Mid Penn's annual impairment test is scheduled to be conducted as of October 31, 2026.
Deposits
Total deposits increased $738.6 million, or 14.2%, from $5.2 billion on December 31, 2025, to $6.0 billion at June 30, 2026. The growth was primarily driven by the acquisition of 1st Colonial deposits of $747.1 million. These deposits contributed to a $470.4 million increase in interest-bearing accounts, a $139.4 million increase in noninterest-bearing accounts, and a $128.9 million increase in time deposits.

MID PENN BANCORP, INC.

Average balances and average interest rates applicable to deposits by major classification:

	June 30, 2026		December 31, 2025		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	$	%
Noninterest-bearing demand deposits	$892,547	0.00%	$816,429	0.00%	$76,118	9.32%
Interest-bearing demand deposits	1,522,053	1.61	1,179,007	1.77	343,046	29.10
Money market	1,230,277	2.51	1,176,166	2.79	54,111	4.60
Savings	398,950	0.51	306,431	0.08	92,519	30.19
Time	1,624,228	3.73	1,674,557	4.05	(50,329)	(3.01)
	$5,668,055	2.08%	$5,152,590	2.36%	$515,465	10.00%

As of June 30, 2026, uninsured deposits were approximately $1.2 billion, or 20.0% of total deposits compared to $1.0 billion, or 19.2%, of total deposits as of December 31, 2025. The maturities of the uninsured time deposits as of June 30, 2026 were as follows:

(In thousands)	2026
Three months or less	$200,920
Over three months to six months	129,040
Over six months to twelve months	69,609
Over twelve months	22,381
$421,950
Borrowings

Total short-term borrowings increased $116.7 million, or 560.0%, from December 31, 2025 to June 30, 2026. The increase in short-term borrowings was driven by our objective to maintain a strong level of unencumbered liquid assets, ensuring the availability of high-quality liquidity to meet potential near-term obligations. Total long-term borrowings were $2.9 million at June 30, 2026, a decrease of $20.2 million from December 31, 2025.
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

MID PENN BANCORP, INC.

The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the six months ended June 30, 2026 provided $46.8 million in cash, mainly due to net income. Cash used in investing activities during the six months ended June 30, 2026 was $133.1 million, mainly the result of a net increase in loans. Cash provided by financing activities during the six months ended June 30, 2026 totaled $73.9 million, primarily the result of a net decrease in deposits and proceeds from short-term borrowings.
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
Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	June 30, 2026	December 31, 2025	Regulatory Minimum for Capital Adequacy
Total Risk-Based Capital (to Risk-Weighted Assets)	13.53%	14.32%	10.50%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	12.78	13.55	8.50
Common Equity Tier I (to Risk-Weighted Assets)	12.78	13.55	7.00
Tier I Leverage Capital (to Average Assets)	10.66	11.02	4.00
As of June 30, 2026 and December 31, 2025, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action and exceeded the minimum capital requirements under Basel III. However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

MID PENN BANCORP, INC.

Shareholders' Equity
Shareholders' equity is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements. Accordingly, capital management practices have been, and will continue to be, of paramount importance to Mid Penn.
Shareholders’ equity increased by $87.8 million, or 10.8%, from $814.1 million as of December 31, 2025 to $901.9 million as of June 30, 2026, reflecting common stock issued in connection with the 1st Colonial and Cumberland Advisors acquisitions totaling $69.6 million and earnings of $30.4 million, partially offset by dividends paid of $6.2 million.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios whereby interest rates are increased by 100, 200, 300 and 400 bps or decreased by 100, 200, 300, and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience enhanced net interest income over a one-year time frame due to upward interest rate changes, while a reduction in interest rates would result in a decline in net interest income over a one-year time frame; however, actual results could vary significantly from the calculations prepared by management. At June 30, 2026, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income		Policy Risk Limit
	June 30, 2026	December 31, 2025
400	10.7%	9.7%	≥ -25%
300	8.0%	7.3%	≥ -20%
200	5.4%	4.9%	≥ -15%
100	2.7%	2.4%	≥ -10%
(100)	(3.1)%	(2.7)%	≥ -10%
(200)	(5.9)%	(5.3)%	≥ -15%
(300)	(8.2)%	(7.3)%	≥ -20%
(400)	(10.1)%	(8.4)%	≥ -25%

MID PENN BANCORP, INC.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of June 30, 2026, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
Except for changes in connection with the ongoing integration of 1st Colonial Bancorp, Inc., there were no changes in Mid Penn’s internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the 2025 Annual Report and subsequent reports filed with the SEC to determine if there were material changes applicable to the six months ended June 30, 2026. Aside from the following risk factor, there have been no material changes to the risk factors that were previously disclosed in the 2025 Annual Report.

Geopolitical instability and armed conflicts may adversely impact our business, financial condition, and results of operations.

Geopolitical instability, armed conflicts, and changes in trade policy, including tariffs and retaliatory measures, may contribute to financial market volatility and broader economic uncertainty. Escalation of such conflicts could disrupt energy and commodity markets, increase inflationary pressures, and affect interest rate conditions.

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

In addition, heightened uncertainty may affect assumptions and estimates used in evaluating allowance for credit losses, including qualitative factors, which could contribute to increased provision expense. The extent and duration of these conditions and their impact on our business, financial condition, and results of operations remain uncertain.

MID PENN BANCORP, INC.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(1)None.
(2)None.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar amount of Shares That May Yet Be Purchased
April 1 - April 30, 2026	1,000	$33.28	520,891	$37,668,835
May 1 - May 31, 2026	31,000	32.28	551,891	36,668,155
June 1 - June 30, 2026	44,000	$33.07	595,891	$35,213,075
Total	76,000	$32.78

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
During the three months ended June 30, 2026, Mid Penn repurchased 76,000 shares of common stock at an average price of $32.78. No shares were repurchased in the first quarter of 2026. As of June 30, 2026, Mid Penn has repurchased 595,891 shares of common stock under the Program.

MID PENN BANCORP, INC.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 – OTHER INFORMATION
During the three months ended June 30, 2026, none of Mid Penn’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mid Penn’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

MID PENN BANCORP, INC.

ITEM 6 – EXHIBITS

2.1
Agreement and Plan of Merger, dated as of September 24, 2025, by and between 1st Colonial Bancorp, Inc. and Mid Penn Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed with the SEC on September 24, 2025.).

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	August 6, 2026

By:	/s/ Justin T. Webb
Justin T. Webb Chief Financial Officer (Principal Financial Officer)

Date:	August 6, 2026