Form 10-Q
period 2026-09-30
MID PENN BANCORP INC
filed 2026-11-05
CIK 879635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 31, 2026, the registrant had 25,343,036 shares of common stock outstanding, par value $1.00 per share.

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

MID PENN BANCORP, INC.

PART 1 – FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in thousands, except per share data)	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$58,237	$46,695
Interest-bearing balances with other financial institutions	18,630	29,178
Federal funds sold	92,241	23,045
Total Cash and cash equivalents	169,108	98,918
Investment securities:
HTM, at amortized cost (fair value $331,020 and $321,702, respectively)	365,680	347,285
AFS, at fair value (amortized cost $505,027 and $426,512, respectively)	470,757	416,314
Equity securities, at fair value	5,175	5,446
Loans held-for-sale, at fair value	20,215	3,668
Loans, net of unearned income	5,636,482	4,862,838
Less: ACL - Loans	(40,244)	(36,091)
Net loans	5,596,238	4,826,747

Premises and equipment, net	47,161	48,742
Operating lease right-of-use asset	14,903	15,169
Finance lease right-of-use asset	2,233	2,368
Cash surrender value of life insurance	118,330	95,351
Restricted investment in bank stocks	11,805	7,576
Accrued interest receivable	34,620	29,640
Deferred income taxes	27,418	21,416
Goodwill	157,121	136,620
Core deposit and other intangibles, net	29,465	14,657
Foreclosed assets held-for-sale	10,321	7,806
Other assets	59,450	56,173
Total Assets	$7,140,000	$6,133,896

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$923,275	$834,013
Interest-bearing transaction accounts	3,551,344	2,829,175
Time	1,620,432	1,551,475
Total Deposits	6,095,051	5,214,663

Short-term borrowings	68,000	20,833
Long-term debt	2,808	23,139
Operating lease liability	15,367	15,405
Accrued interest payable	13,025	10,942
Other liabilities	43,110	34,856
Total Liabilities	6,237,361	5,319,838

Shareholders' Equity:
Common stock, par value $1.00 per share; 40,000,000 shares authorized at September 30, 2026 and December 31, 2025; 25,948,057 issued at September 30, 2026 and 23,567,094 at December 31, 2025; 25,342,443 outstanding at September 30, 2026 and 23,047,203 at December 31, 2025	25,948	23,567
Additional paid-in capital	663,367	589,421
Retained earnings	254,017	219,685
Accumulated other comprehensive loss	(25,691)	(6,323)
Treasury stock, at cost; 605,614 shares at September 30, 2026 and 519,891 at December 31, 2025	(15,002)	(12,292)
Total Shareholders’ Equity	902,639	814,058
Total Liabilities and Shareholders' Equity	$7,140,000	$6,133,896
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
INTEREST INCOME
Loans, including fees	$88,685	$76,262	$254,057	$215,268
Investment securities:
Taxable	8,047	6,614	22,105	15,711
Tax-exempt	277	331	858	1,023
Other interest-bearing balances	107	196	335	476
Federal funds sold	466	3,463	845	6,152
Total Interest Income	97,582	86,866	278,200	238,630
INTEREST EXPENSE
Deposits	32,031	32,631	90,498	91,876
Short-term borrowings	884	—	2,351	376
Long-term and subordinated debt	27	606	182	2,034
Total Interest Expense	32,942	33,237	93,031	94,286
Net Interest Income	64,640	53,629	185,169	144,344
(Benefit)/provision for credit losses - loans	(1,318)	(187)	887	2,379
Benefit for credit losses - credit commitments	(243)	(247)	(326)	(243)
Net (Benefit)/provision for credit losses	(1,561)	(434)	561	2,136
Net Interest Income After (Benefit)/Provision for Credit Losses	$66,201	$54,063	$184,608	$142,208
NONINTEREST INCOME
Fiduciary and wealth management	3,908	1,340	11,460	3,886
ATM debit card interchange	1,177	1,019	3,381	2,896
Service charges on deposits	707	647	1,975	1,861
Mortgage banking	1,159	1,013	2,591	2,280
Mortgage hedging	100	50	293	34
Net gain on sales of SBA loans	14	—	204	120
Earnings from cash surrender value of life insurance	816	605	2,562	1,370
Other	2,157	3,509	7,763	7,118
Total Noninterest Income	10,038	8,183	30,229	19,565
NONINTEREST EXPENSE
Salaries and employee benefits	26,499	20,941	76,790	58,003
Software licensing and utilization	4,159	3,310	11,915	9,156
Occupancy, net	2,964	2,642	9,109	7,281
Equipment	1,758	1,248	4,995	3,590
Shares tax	1,109	1,006	2,895	2,531
Legal and professional fees	1,710	1,070	5,555	2,889
ATM/card processing	771	557	2,217	1,911
Intangible amortization	1,708	944	4,828	2,116
FDIC Assessment	785	422	2,248	2,406
Loss on sale of foreclosed assets, net	440	471	935	443
Merger and acquisition	43	233	7,869	11,558
Other	6,644	5,138	18,960	14,538
Total Noninterest Expense	48,590	37,982	148,316	116,422
INCOME BEFORE PROVISION FOR INCOME TAXES	$27,649	$24,264	$66,521	$45,351
Provision for income taxes	6,024	5,967	14,499	8,550
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$21,625	$18,297	$52,022	$36,801

PER COMMON SHARE DATA:
Basic Earnings Per Common Share	$0.85	$0.80	$2.09	$1.73
Diluted Earnings Per Common Share	$0.84	$0.79	$2.07	$1.70
Weighted-average basic shares outstanding	25,333,652	23,005,504	24,876,037	21,322,698
Weighted-average diluted shares outstanding	25,644,775	23,277,567	25,177,624	21,587,719
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income	$21,625	$18,297	$52,022	$36,801

Other comprehensive income:

Unrealized (losses)/gains arising during the period on available-for-sale securities, net of income tax	(16,061)	3,193	(18,879)	9,604

Unrealized holding losses arising during the period on interest rate derivatives used in cash flow hedges, net of income tax	(477)	(334)	(451)	(1,656)

Change in defined benefit plans, net of income tax (1)	(11)	(10)	10	(4)

Reclassification adjustment for settlement gains and other activity related to benefit plans, net of income tax (2)	—	—	(48)	(26)

Total other comprehensive (loss)/income	(16,549)	2,849	(19,368)	7,918

Total comprehensive income	$5,076	$21,146	$32,654	$44,719
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
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance, January 1, 2026	23,567,094	$23,567	$589,421	$219,685	$(6,323)	$(12,292)	$814,058
Net income	—	—	—	8,706	—	—	8,706
Total other comprehensive income	—	—	—	—	(1,834)	—	(1,834)
Common stock cash dividends declared, $0.22 per share	—	—	—	(6,237)	—	—	(6,237)
Common stock issued in business combinations (1)	2,238,085	2,238	69,615	—	—	—	71,853
Stock options exercised	—	—	132	—	—	—	132
Employee Stock Purchase Plan	5,352	5	161	—	—	—	166
Director Stock Purchase Plan	855	1	27	—	—	—	28
Restricted stock activity	5,268	6	527	—	—	—	533
Balance, March 31, 2026	25,816,654	25,817	659,883	222,154	(8,157)	(12,292)	887,405

Net income	—	—	—	21,691	—	—	21,691
Total other comprehensive income	—	—	—	—	(985)	—	(985)
Common stock cash dividends declared, $0.22 per share	—	—	—	(5,621)	—	—	(5,621)
Stock options exercised	33,807	34	1,042	—	—	—	1,076
Repurchased stock	—	—	—	—	—	(2,710)	(2,710)
Employee Stock Purchase Plan	4,470	4	139	—	—	—	143
Director Stock Purchase Plan	791	1	27	—	—	—	28
Restricted stock activity	68,275	68	812	—	—	—	880
Balance, June 30, 2026	25,923,997	25,924	661,903	238,224	(9,142)	(15,002)	901,907

Net income	—	—	—	21,625	—	—	21,625
Total other comprehensive income	—	—	—	—	(16,549)	—	(16,549)
Common stock cash dividends declared, $0.23 per share	—	—	—	(5,832)	—	—	(5,832)
Stock options exercised	11,000	11	296	—	—	—	307
Employee Stock Purchase Plan	4,453	4	153	—	—	—	157
Director Stock Purchase Plan	775	1	27	—	—	—	28
Restricted stock activity	7,832	8	988	—	—	—	996
Balance, September 30, 2026	25,948,057	$25,948	$663,367	$254,017	$(25,691)	$(15,002)	$902,639
(1)    Shares issued on January 1, 2026 and February 27, 2026 as a result of the Cumberland Advisors and 1st Colonial acquisitions. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.

MID PENN BANCORP, INC.

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
(Dollars in thousands, except per share data)	Shares	Amount
Balance, January 1, 2025	19,796,519	$19,797	$480,491	$181,597	$(16,825)	$(10,042)	$655,018
Net income	—	—	—	13,742	—	—	13,742
Total other comprehensive loss	—	—	—	—	2,662	—	2,662
Common stock cash dividends declared, $0.20 per share	—	—	—	(3,870)	—	—	(3,870)
Repurchased stock	—	—	—	—	—	—	—
Employee Stock Purchase Plan	5,311	5	132	—	—	—	137
Director Stock Purchase Plan	986	1	25	—	—	—	26
Restricted stock activity	—	—	218	—	—	—	218
Balance, March 31, 2025	19,802,816	$19,803	$480,866	$191,469	$(14,163)	$(10,042)	$667,933

Net income	—	—	—	4,762	—	—	4,762
Total other comprehensive income	—	—	—	—	2,407	—	2,407
Common stock cash dividends declared, $0.20 per share	—	—	—	(4,657)	—	—	(4,657)
Common stock issued in business combinations (1)	3,506,795	3,507	99,699	—	—	—	103,206
Stock options exercised	31,323	31	3,333	—	—	—	3,364
Repurchased stock	—	—	—	—	—	(1,778)	(1,778)
Employee Stock Purchase Plan	4,636	5	115	—	—	—	120
Director Stock Purchase Plan	901	1	24	—	—	—	25
Restricted stock activity	72,257	72	254	—	—	—	326
Balance, June 30, 2025	23,418,728	$23,419	$584,291	$191,574	$(11,756)	$(11,820)	$775,708

Net income	—	—	—	18,297	—	—	18,297
Total other comprehensive income	—	—	—	—	2,849	—	2,849
Common stock cash dividends declared, $0.20 per share	—	—	—	(4,551)	—	—	(4,551)
Stock options exercised	108,548	109	3,052	—	—	—	3,161
Repurchased stock	—	—	—	—	—	(226)	(226)
Employee Stock Purchase Plan	5,067	5	140	—	—	—	145
Director Stock Purchase Plan	893	1	25	—	—	—	26
Restricted stock activity	17,378	17	897	—	—	—	914
Balance, September 30, 2025	23,550,614	23,551	588,405	205,320	(8,907)	(12,046)	796,323
(1)    Shares issued on April 30, 2025 as a result of the William Penn acquisition. See "Note 2 - Business Combinations" to the Consolidated Financial Statements for more information.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Operating Activities:
Net Income	$52,022	$36,801
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	561	2,136
Depreciation	4,653	3,492
Amortization of intangibles	4,828	2,116
Net amortization of security discounts/premiums	502	189
Noncash operating lease expense	2,587	2,119
Amortization of finance lease right-of-use asset	135	135
Earnings on cash surrender value of life insurance	(2,562)	(1,370)
Mortgage loans originated for sale	(55,367)	(33,288)
Proceeds from sales of mortgage loans originated for sale	41,411	36,547
Gain on sale of mortgage loans	(2,591)	(2,280)
SBA loans originated for sale	(3,279)	(1,783)
Proceeds from sales of SBA loans originated for sale	3,483	1,903
Gain on sale of SBA loans	(204)	(120)
Loss/(gain) on sale of property, plant, and equipment	537	(10)
Loss on sale or write-down of foreclosed assets	935	443
Discount on subordinated debt	—	(462)
Accretion of loan fair value marks	3,120	1,197
Restricted stock compensation expense	2,409	1,458
Stock option expense	1,515	6,525
Deferred income tax expense	2,196	7,378
Increase in accrued interest receivable	(922)	(588)
Increase in other assets	1,698	7,007
Increase in accrued interest payable	1,955	2,947
(Decrease)/Increase in operating lease liability	(11)	4,101
Increase/(Decrease) in other liabilities	5,092	(2,094)
Net Cash Provided By Operating Activities	$64,703	$74,499

Investing Activities:
Proceeds from the maturity or call of available-for-sale securities	66,293	34,397
Purchases of available-for-sale securities	(145,771)	(189,394)
Proceeds from the maturity or call of held-to-maturity securities	58,549	28,176
Purchases of held-to-maturity securities	(77,054)	—
Redemption of restricted investment in bank stock	25,774	10,016
Purchases of restricted investment in bank stock	(30,003)	(9,292)
Net cash received from acquisitions	162,828	218,120
Net (increase)/decrease in loans	(195,007)	15,880
Purchases of bank premises and equipment	(4,588)	(6,429)
Proceeds from the sale of premises and equipment	—	120
Proceeds from the sale of foreclosed assets	208	72
Proceeds from bank-owned life insurance	2,023	804
Net change in investments in tax credits and other partnerships	1,772	1,688
Net Cash (Used in)/Provided by Investing Activities	$(134,976)	$104,158

MID PENN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

Financing Activities:
Net increase in deposits	133,477	33,033
Common stock dividends paid	(17,690)	(13,078)
Proceeds from Employee and Director Stock Purchase Plan stock issuance	550	479
Treasury stock purchased	(2,710)	(2,004)
Net change in finance lease liability	(113)	(109)
Proceeds from short-term borrowings	1,172,567	222,750
Repayment of short-term borrowings	(1,125,400)	(224,750)
Long-term debt repayment	(20,218)	(236)
Subordinated debt redemption	—	(8,130)
Cash paid in lieu of fractional shares	—	(7)
Net Cash Provided by Financing Activities	140,463	7,948

Net increase in cash and cash equivalents	70,190	186,605
Cash and cash equivalents, beginning of period	98,918	70,564
Cash and cash equivalents, end of period	$169,108	$257,169

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$90,948	$91,310
Cash paid for income taxes	758	399

Supplemental Noncash Disclosures:
Recognition of operating lease right-of-use assets	$(27)	$3,780
Recognition of operating lease liabilities	(27)	3,780
Loans transferred to foreclosed assets held-for-sale	3,658	9,817
Common Stock issued to Cumberland Advisors and 1st Colonial Shareholders	2,238	—

Fair value of assets acquired in business combination, excluding cash (1)(2)	$756,794	$687,522
Goodwill recorded (1)(2)	20,391	8,460
Fair value of liabilities assumed in business combination (1)(2)	753,509	630,181
Fair value of shares issued in business combination (1)(2)	71,853	103,213
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

MID PENN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1 - Summary of Significant Accounting Policies
Nature of Operations
Mid Penn Bancorp, Inc. ("Mid Penn" or the "Corporation"), through operations conducted by Mid Penn Bank (the "Bank") and its nonbank subsidiaries, engages in a full-service commercial banking and trust business, making available to the community a wide range of financial services, including, but not limited to, mortgage and home equity loans, secured and unsecured commercial and consumer loans, lines of credit, construction financing, farm loans, community development loans, loans to non-profit entities, local government loans, and various types of time and demand deposits including but not limited to, checking accounts, savings accounts, clubs, money market deposit accounts, certificates of deposit, and Individual Retirement Accounts ("IRA"). In addition, the Bank provides a full range of trust and wealth management services through its Trust Department. Deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law.
Mid Penn also fulfills the insurance and financial advisory needs of both existing and potential customers through MPB Risk Services, LLC, doing business as MPB Insurance and Risk Management, and Cumberland Advisors, LLC, respectively.
The financial services are provided to individuals, partnerships, non-profit organizations, and corporations through its retail banking offices located throughout Pennsylvania, with a minor portion in New Jersey.
Basis of Presentation
For all periods presented, the accompanying Consolidated Financial Statements include the accounts of Mid Penn Bancorp, Inc., its wholly-owned subsidiary, Mid Penn Bank, and five wholly-owned nonbank subsidiaries, MPB Realty Holding, LLC, MPB Financial Services, LLC, which includes Cumberland Advisors, LLC and MPB Risk Services, LLC, and MPB Launchpad Fund I, LLC. Mid Penn has only one reportable segment for financial reporting purposes. All intercompany accounts and transactions have been eliminated in consolidation.
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
In connection with the acquisition, Cumberland Advisors, Inc. was merged into a newly formed Mid Penn acquisition subsidiary and now operates as Cumberland Advisors, LLC. As of September 30, 2026, Cumberland Advisors, LLC had approximately $2.6 billion in assets under management.
Mid Penn recognized goodwill of $5.1 million, and a customer list intangible of $2.1 million as a result of the acquisition.
Mid Penn incurred merger-related expenses related to the Cumberland Advisors Acquisition of $622 thousand for the nine months ended September 30, 2026, which are included in noninterest expense in the Consolidated Statements of Income. There were no merger-related expenses related to the Cumberland Advisors Acquisition during the three months ended September 30, 2026.
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
Mid Penn incurred merger-related expenses related to 1st Colonial acquisition of $43 thousand and $7.2 million for the three and nine months ended September 30, 2026, respectively, which are included in noninterest expense in the Consolidated Statements of Income.
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

1st Colonial contributed approximately $4.0 million of total revenue and $2.6 million of net income to Mid Penn's consolidated results for the three months ended September 30, 2026. For the nine months ended September 30, 2026, 1st Colonial contributed approximately $8.9 million of total revenue and $6.3 million of net income to Mid Penn's consolidated results.
The following supplemental pro forma information presents certain financial results for the three and nine months ended September 30, 2026 and 2025 as if the merger of 1st Colonial was effective as of January 1, 2025. The supplemental unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the results of operations of the combined company that would have been achieved for the periods presented had the transaction been completed as of the date indicated or that may be achieved in the future.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net interest income after provision for credit losses - loans	$66,201	$60,675	$189,018	$161,502
Noninterest income	10,038	9,448	30,646	23,506
Noninterest expense	48,590	44,235	154,454	133,215
Net income	$21,625	$19,444	$51,291	$41,859
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
The purchase accounting for the transaction was finalized as of December 31, 2025, and no adjustments were recorded during the nine months ended September 30, 2026.
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

MID PENN BANCORP, INC.

Note 3 - Investment Securities
AFS Securities
As of September 30, 2026, the fair value of AFS securities totaled $470.8 million. As of September 30, 2026, no securities were identified that violated credit loss triggers; therefore, no discounted cash flow analysis was required. As of September 30, 2026, the Corporation recorded no allowance for credit losses on any available-for-sale debt securities.
Accrued interest receivable is excluded from the estimate of credit losses for AFS securities. As of September 30, 2026, accrued interest receivable totaled $2.5 million for AFS securities, and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
HTM Securities
As of September 30, 2026, Mid Penn’s HTM securities totaled $365.7 million. The Corporation primarily held highly rated HTM securities, including taxable and tax-exempt securities issued mainly by the U.S government, state governments, and political subdivisions. As of September 30, 2026, the majority of Mid Penn's HTM securities were rated investment grade, generally A1/BBB by Moody's and/or Standard & Poor's ratings services. Credit ratings of HTM securities, which are a key factor in estimating expected credit losses, are reviewed on a quarterly basis. Management has the intent and ability to hold these securities to maturity.
As of September 30, 2026, there were no HTM securities that were past due 30 days or more as to principal or interest payments. Additionally, Mid Penn had no HTM securities classified as nonaccrual as of September 30, 2026. As of September 30, 2026, the Corporation recorded no allowance for credit losses on any held-to-maturity debt securities.
Accrued interest receivable is excluded from the estimate of credit losses for HTM securities. As of September 30, 2026, accrued interest receivable totaled $2.5 million for HTM securities and was reported in accrued interest receivable on the accompanying Consolidated Balance Sheet.
The following tables set forth the amortized cost and estimated fair value of investment securities for the periods presented:

	September 30, 2026
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$17,230	$—	$604	$16,626
Mortgage-backed U.S. government agencies	428,310	—	31,007	397,303
State and political subdivision obligations	4,284	—	802	3,482
Corporate debt securities	55,203	251	2,108	53,346
Total available-for-sale debt securities	$505,027	$251	$34,521	$470,757
Held-to-maturity
U.S. Treasury and U.S. government agencies	$223,585	$—	$22,378	$201,207
Mortgage-backed U.S. government agencies	28,482	3	4,358	24,127
State and political subdivision obligations	101,163	—	6,933	94,230
Corporate debt securities	12,450	—	994	11,456
Total held-to-maturity debt securities	365,680	3	34,663	331,020
Total	$870,707	$254	$69,184	$801,777

MID PENN BANCORP, INC.

	December 31, 2025
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
U.S. Treasury and U.S. government agencies	$19,446	$—	$380	$19,066
Mortgage-backed U.S. government agencies	361,109	3,788	11,500	353,397
State and political subdivision obligations	4,319	—	485	3,834
Corporate debt securities	41,638	249	1,870	40,017
Total available-for-sale debt securities	$426,512	$4,037	$14,235	$416,314
Held-to-maturity
U.S. Treasury and U.S. government agencies	$231,980	$—	$16,566	$215,414
Mortgage-backed U.S. government agencies	32,418	4	3,747	28,675
State and political subdivision obligations	67,441	12	4,043	63,410
Corporate debt securities	15,446	—	1,243	14,203
Total held-to-maturity debt securities	347,285	16	25,599	321,702
Total	$773,797	$4,053	$39,834	$738,016
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
Investment securities having a fair value of $659.3 million as of September 30, 2026 and $544.7 million as of December 31, 2025 were pledged primarily to secure public deposits, some Trust department deposit accounts, and certain other borrowings. In accordance with legal provisions for alternatives other than pledging of investments, Mid Penn also obtains letters of credit from the FHLB to secure certain public deposits. These FHLB letter of credit commitments totaled $454.1 million as of September 30, 2026 and $162.5 million as of December 31, 2025.
The following tables present gross unrealized losses and fair value of debt investment securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position for the periods presented:

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
September 30, 2026	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale debt securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	9	$16,626	$604	9	$16,626	$604
Mortgage-backed U.S. government agencies	55	308,031	15,695	84	89,272	15,312	139	397,303	31,007
State and political subdivision obligations	—	—	—	8	3,482	802	8	3,482	802
Corporate debt securities	12	33,184	519	12	20,162	1,589	24	53,346	2,108
Total available-for-sale debt securities	67	$341,215	$16,214	113	$129,542	$18,307	180	$470,757	$34,521

Held-to-maturity debt securities:
U.S. Treasury and U.S. government agencies	3	$5,566	$284	128	$195,641	$22,094	131	$201,207	$22,378
Mortgage-backed U.S. government agencies	7	999	2	56	23,128	4,356	63	24,127	4,358
State and political subdivision obligations	40	50,029	259	109	44,201	6,674	149	94,230	6,933
Corporate debt securities	2	2,500	—	7	8,956	994	9	11,456	994
Total held-to-maturity debt securities	52	59,094	545	300	271,926	34,118	352	331,020	34,663
Total	119	$400,309	$16,759	413	$401,468	$52,425	532	$801,777	$69,184

MID PENN BANCORP, INC.

(Dollars in thousands)	Less Than 12 Months			12 Months or More			Total
December 31, 2025	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	10	$19,066	$380	10	$19,066	$380
Mortgage-backed U.S. government agencies	27	208,676	141	91	144,721	11,359	118	353,397	11,500
State and political subdivision obligations	1	24	—	8	3,810	485	9	3,834	485
Corporate debt securities	8	18,573	64	14	21,444	1,806	22	40,017	1,870
Total available-for-sale securities	36	$227,273	$205	$123	$189,041	$14,030	159	$416,314	$14,235

Held-to-maturity securities:
U.S. Treasury and U.S. government agencies	—	$—	$—	137	$215,414	$16,566	137	$215,414	$16,566
Mortgage-backed U.S. government agencies	4	423	—	60	28,252	3,747	64	28,675	3,747
State and political subdivision obligations	12	4,401	2	139	59,009	4,041	151	63,410	4,043
Corporate debt securities	3	3,368	128	9	10,835	1,115	12	14,203	1,243
Total held-to-maturity securities	19	8,192	130	345	313,510	25,469	364	321,702	25,599
Total	55	$235,465	$335	468	$502,551	$39,499	523	$738,016	$39,834
As of September 30, 2026 and December 31, 2025, the majority of the unrealized losses on securities in an unrealized loss position were attributable to U.S. Treasury and U.S. government agencies, and mortgage-backed U.S. government agencies.
The Corporation evaluates debt securities for credit losses in accordance with ASC 326. Mid Penn had no securities considered by management to be credit related losses as of September 30, 2026 and December 31, 2025, and did not record any securities losses in the respective periods ended on these dates. Mid Penn does not consider the securities with unrealized losses on the respective dates to be credit related losses as the unrealized losses were deemed to be temporary changes in value related to market movements in interest yields at various periods similar to the maturity dates of holdings in the investment portfolio, and not reflective of an erosion of credit quality.
There were no gross realized gains or losses on the sale of AFS securities as of September 30, 2026 and December 31, 2025, respectively.
The table below illustrates the contractual maturity of debt investment securities at amortized cost and estimated fair value. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay with or without call or prepayment penalties.

(In thousands)	Available-for-sale		Held-to-maturity
September 30, 2026	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$12,437	$12,288	$65,881	$65,745
Due after 1 year but within 5 years	11,254	10,897	179,836	163,807
Due after 5 years but within 10 years	48,661	46,024	82,994	70,811
Due after 10 years	4,365	4,245	8,487	6,530
	76,717	73,454	337,198	306,893
Mortgage-backed securities	428,310	397,303	28,482	24,127
	$505,027	$470,757	$365,680	$331,020

MID PENN BANCORP, INC.

Note 4 - Loans and Allowance for Credit Losses - Loans
Loans, net of unearned income, are summarized as follows by portfolio segment:

(In thousands)	September 30, 2026	December 31, 2025
Commercial real estate
CRE Nonowner Occupied	$1,586,537	$1,364,040
CRE Owner Occupied	826,227	718,864
Multifamily	446,787	419,267
Farmland	241,350	227,816
Total Commercial real estate	3,100,901	2,729,987
Commercial and industrial	759,562	720,031
Construction
Residential Construction	86,754	85,299
Other Construction	369,826	310,390
Total Construction	456,580	395,689
Residential mortgage
1-4 Family 1st Lien	570,955	417,421
1-4 Family Rental	438,857	410,965
HELOC and Junior Liens	301,833	178,116
Total Residential Mortgage	1,311,645	1,006,502
Consumer	7,794	10,629
Total loans	$5,636,482	$4,862,838

Total loans are stated at the amount of unpaid principal, adjusted for net deferred fees and costs. Net deferred loan fees were $3.6 million and $2.8 million as of September 30, 2026 and December 31, 2025, respectively.
Accrued interest receivable is not included in the amortized cost basis of Mid Penn's loans. Accrued interest receivable for loans totaled $29.1 million and $25.7 million as of September 30, 2026 and December 31, 2025, respectively, with no related ACL and was reported in other assets on the accompanying Consolidated Balance Sheet.
Past Due and Nonaccrual Loans
The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. The classes of the loan portfolio summarized by the past due status as of September 30, 2026 and December 31, 2025, are summarized as follows:

MID PENN BANCORP, INC.

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
September 30, 2026
Commercial real estate
CRE Nonowner Occupied	$81	$263	$3,925	$4,269	$1,582,268	$1,586,537	$—
CRE Owner Occupied	165	828	9,460	10,453	815,774	826,227	—
Multifamily	1,262	—	284	1,546	445,241	446,787	—
Farmland	248	1,092	1,533	2,873	238,477	241,350	—
Total Commercial real estate	1,756	2,183	15,202	19,141	3,081,760	3,100,901	—
Commercial and industrial	586	—	13,256	13,842	745,720	759,562	—
Construction
Residential Construction	—	—	—	—	86,754	86,754	—
Other Construction	—	—	547	547	369,279	369,826	—
Total Construction	—	—	547	547	456,033	456,580	—
Residential mortgage
1-4 Family 1st Lien	1,089	537	3,068	4,694	566,261	570,955	—
1-4 Family Rental	29	94	98	221	438,636	438,857	—
HELOC and Junior Liens	1,106	34	1,454	2,594	299,239	301,833	—
Total Residential Mortgage	2,224	665	4,620	7,509	1,304,136	1,311,645	—
Consumer	—	2	11	13	7,781	7,794	—
Total	$4,566	$2,850	$33,636	$41,052	$5,595,430	$5,636,482	$—

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans	Loans Receivable > 90 Days and Accruing
December 31, 2025
Commercial real estate
CRE Nonowner Occupied	$278	$—	$5,144	$5,422	$1,358,618	$1,364,040	$—
CRE Owner Occupied	2,022	58	901	2,981	715,883	718,864	—
Multifamily	—	196	—	196	419,071	419,267	—
Farmland	—	1,581	46	1,627	226,189	227,816	—
Total Commercial real estate	2,300	1,835	6,091	10,226	2,719,761	2,729,987	—
Commercial and industrial	3,740	1,006	6,804	11,550	708,481	720,031	—
Construction
Residential Construction	—	—	—	—	85,299	85,299	—
Other Construction	230	—	—	230	310,160	310,390	—
Total Construction	230	—	—	230	395,459	395,689	—
Residential mortgage
1-4 Family 1st Lien	4,192	165	484	4,841	412,580	417,421	—
1-4 Family Rental	812	1,054	1,047	2,913	408,052	410,965	—
HELOC and Junior Liens	1,474	486	1,815	3,775	174,341	178,116	—
Total Residential Mortgage	6,478	1,705	3,346	11,529	994,973	1,006,502	—
Consumer	7	14	—	21	10,608	10,629	—
Total	$12,755	$4,560	$16,241	$33,556	$4,829,282	$4,862,838	$—

MID PENN BANCORP, INC.

Loans are placed on nonaccrual status when management determines that the full repayment of principal and collection of interest according to contractual terms is no longer likely, generally when the loan becomes 90 days or more past due. There were no loans greater than 90 days past due and still accruing as of September 30, 2026 and December 31, 2025.
Nonaccrual loans by loan portfolio class, including loans acquired with credit deterioration, as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026			December 31, 2025
(In thousands)	With a Related Allowance	Without a Related Allowance	Total	With a Related Allowance	Without a Related Allowance	Total
Commercial real estate
CRE Nonowner Occupied	$1,910	$2,249	$4,159	$2,873	$2,271	$5,144
CRE Owner Occupied	509	9,116	9,625	509	2,043	2,552
Multifamily	—	396	396	—	131	131
Farmland	368	2,258	2,626	—	46	46
Total Commercial real estate	2,787	14,019	16,806	3,382	4,491	7,873
Commercial and industrial	10,624	2,981	13,605	10,519	398	10,917
Construction
Residential Construction	—	—	—	—	—	—
Other Construction	547	—	547	—	—	—
Total Construction	547	—	547	—	—	—
Residential mortgage
1-4 Family 1st Lien	—	3,745	3,745	24	1,188	1,212
1-4 Family Rental	—	135	135	146	949	1,095
HELOC and Junior Liens	—	1,801	1,801	—	1,840	1,840
Total Residential Mortgage	—	5,681	5,681	170	3,977	4,147
Consumer	—	11	11	—	14	14
Total loans	$13,958	$22,692	$36,650	$14,071	$8,880	$22,951
The amount of interest income recognized on nonaccrual loans was approximately $203 thousand and $840 thousand during the three months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the amount of interest income recognized on nonaccrual loans was approximately $2.7 million and $1.6 million, respectively.
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
The following table presents risk ratings by loan portfolio segment and origination year, which is the year of origination or renewal:

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2026	2025	2024	2023	2022	Prior		Total
CRE Nonowner Occupied
Pass	$250,990	$181,274	$129,838	$184,774	$354,530	$464,493	$9,789	$1,575,688
Special mention	—	—	331	—	—	330	—	661
Substandard or lower	—	—	240	1,676	—	8,272	—	10,188
Total CRE Nonowner Occupied	250,990	181,274	130,409	186,450	354,530	473,095	9,789	1,586,537
Gross charge-offs	—	—	—	(498)	—	(3)	—	(501)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	(498)	—	(3)	—	(501)
CRE Owner Occupied
Pass	91,041	125,606	59,631	108,813	104,540	295,772	16,146	801,549
Special mention	—	—	—	868	5,799	6,661	—	13,328
Substandard or lower	—	—	1,583	—	6,032	3,735	—	11,350
Total CRE Owner Occupied	91,041	125,606	61,214	109,681	116,371	306,168	16,146	826,227
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	95	—	—	—	—	95
Net recoveries	—	—	95	—	—	—	—	95

MID PENN BANCORP, INC.

Multifamily
Pass	31,182	40,223	20,779	47,346	162,122	139,508	4,858	446,018
Special mention	—	—	—	—	—	373	—	373
Substandard or lower	—	—	284	—	—	112	—	396
Total Multifamily	31,182	40,223	21,063	47,346	162,122	139,993	4,858	446,787
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	—	—	—	—
Farmland
Pass	31,843	28,472	20,788	20,942	48,266	70,694	16,838	237,843
Special mention	—	—	—	420	—	—	—	420
Substandard or lower	—	—	—	367	—	2,600	120	3,087
Total Farmland	31,843	28,472	20,788	21,729	48,266	73,294	16,958	241,350
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	—	—	—	—
Commercial and industrial
Pass	132,488	83,457	40,231	51,182	45,355	117,879	252,136	722,728
Special mention	—	—	—	606	2,743	3,725	875	7,949
Substandard or lower	—	—	140	19,573	3,511	4,834	827	28,885
Total Commercial and industrial	132,488	83,457	40,371	71,361	51,609	126,438	253,838	759,562
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	4	—	4
Net recoveries	—	—	—	—	—	4	—	4
Residential Construction
Pass	30,401	26,300	2,682	9,088	394	—	17,889	86,754
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	—	—	—	—
Total Residential Construction	30,401	26,300	2,682	9,088	394	—	17,889	86,754
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	—	—	—	—
Other Construction
Pass	69,334	156,004	49,141	43,521	31,383	14,116	5,780	369,279
Special mention	—	—	—	—	—	—	—	—
Substandard or lower	—	—	—	—	547	—	—	547
Total Other Construction	69,334	156,004	49,141	43,521	31,930	14,116	5,780	369,826
Gross charge-offs	—	—	—	—	—	—	—	—
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	—	—	—	—	—
1-4 Family 1st Lien
Performing	58,034	21,767	26,543	54,048	45,820	355,639	1,163	563,014
Nonperforming	3,948	1,376	324	100	—	2,193	—	7,941
Total 1-4 Family 1st Lien	61,982	23,143	26,867	54,148	45,820	357,832	1,163	570,955
Gross charge-offs	(16)	—	—	—	—	—	—	(16)
Current period recoveries	—	—	—	—	—	7	—	7
Net (charge-offs)/recoveries	(16)	—	—	—	—	7	—	(9)
1-4 Family Rental

MID PENN BANCORP, INC.

Performing	49,265	47,908	22,808	42,678	100,260	164,588	8,102	435,609
Nonperforming	—	—	—	—	—	3,248	—	3,248
Total 1-4 Family Rental	49,265	47,908	22,808	42,678	100,260	167,836	8,102	438,857
Gross charge-offs	—	—	—	—	—	(13)	—	(13)
Current period recoveries	—	—	—	—	—	13	—	13
Net charge-offs	—	—	—	—	—	—	—	—
HELOC and Junior Liens
Performing	6,990	10,475	4,987	17,320	8,322	23,598	226,221	297,913
Nonperforming	—	—	1,109	87	122	1,601	1,001	3,920
Total HELOC and Junior Liens	6,990	10,475	6,096	17,407	8,444	25,199	227,222	301,833
Gross charge-offs	—	—	—	(48)	—	(53)	—	(101)
Current period recoveries	—	—	—	—	—	—	—	—
Net charge-offs	—	—	—	(48)	—	(53)	—	(101)
Consumer
Performing	2,445	843	748	651	216	625	2,243	7,771
Nonperforming	—	—	—	23	—	—	—	23
Total Consumer	2,445	843	748	674	216	625	2,243	7,794
Gross charge-offs	—	—	—	—	—	(673)	—	(673)
Current period recoveries	—	—	—	—	—	36	—	36
Net charge-offs	—	—	—	—	—	(637)	—	(637)
Total
Pass	$637,279	$641,336	$323,090	$465,666	$746,590	$1,102,462	$323,436	$4,239,859
Special mention	—	—	331	1,894	8,542	11,089	875	22,731
Substandard or lower	—	—	2,247	21,616	10,090	19,553	947	54,453
Performing	116,734	80,993	55,086	114,697	154,618	544,450	237,729	1,304,307
Nonperforming	3,948	1,376	1,433	210	122	7,042	1,001	15,132
Total	$757,961	$723,705	$382,187	$604,083	$919,962	$1,684,596	$563,988	$5,636,482

MID PENN BANCORP, INC.

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost Basis

(In thousands)	2025	2024	2023	2022	2021	Prior		Total
CRE Nonowner Occupied
Pass	$156,421	$98,728	$188,873	$358,610	$156,310	$375,646	$16,109	$1,350,697
Special mention	—	—	1,698	—	—	90	—	1,788
Substandard or lower	—	—	1,540	—	—	10,015	—	11,555
Total CRE Nonowner Occupied	156,421	98,728	192,111	358,610	156,310	385,751	16,109	1,364,040
Gross charge-offs	—	—	—	(691)	—	(394)	—	(1,085)
Current period recoveries	—	—	—	301	—	4	—	305
Net charge-offs	—	—	—	(390)	—	(390)	—	(780)
CRE Owner Occupied
Pass	119,632	65,978	97,419	105,690	64,478	239,464	16,370	709,031
Special mention	—	—	922	1,576	172	2,939	—	5,609
Substandard or lower	—	181	—	1,888	177	1,978	—	4,224
Total CRE Owner Occupied	119,632	66,159	98,341	109,154	64,827	244,381	16,370	718,864
Gross charge-offs	—	(346)	—	—	—	—	—	(346)
Net charge-offs	—	(346)	—	—	—	—	—	(346)
Multifamily
Pass	37,788	4,816	62,305	156,236	68,254	86,424	3,271	419,094
Special mention	—	—	—	—	—	42	—	42
Substandard or lower	—	—	—	—	—	131	—	131
Total Multifamily	37,788	4,816	62,305	156,236	68,254	86,597	3,271	419,267
Farmland
Pass	29,858	23,228	24,273	51,055	36,651	44,326	15,255	224,646
Special mention	—	—	428	—	—	—	—	428
Substandard or lower	—	—	397	—	2,299	46	—	2,742
Total Farmland	29,858	23,228	25,098	51,055	38,950	44,372	15,255	227,816
Commercial and industrial
Pass	96,562	89,541	70,773	64,532	41,663	90,534	240,497	694,102
Special mention	—	—	—	87	—	1,495	—	1,582
Substandard or lower	—	115	15,663	500	1,249	1,299	5,521	24,347
Total Commercial and industrial	96,562	89,656	86,436	65,119	42,912	93,328	246,018	720,031
Gross charge-offs	—	—	—	—	—	(294)	—	(294)
Current period recoveries	—	—	1	—	—	8	—	9
Net recoveries/(charge-offs)	—	—	1	—	—	(286)	—	(285)
Residential construction
Pass	29,399	27,382	17,469	351	—	—	10,698	85,299
Total Residential construction	29,399	27,382	17,469	351	—	—	10,698	85,299
Other construction
Pass	64,396	79,617	74,890	42,758	7,790	12,387	28,552	310,390
Total Other construction	64,396	79,617	74,890	42,758	7,790	12,387	28,552	310,390
1-4 Family 1st Lien
Performing	57,120	28,810	59,920	49,052	38,466	179,375	1,489	414,232
Nonperforming	—	—	100	48	—	3,041	—	3,189
Total 1-4 Family 1st Lien	57,120	28,810	60,020	49,100	38,466	182,416	1,489	417,421

MID PENN BANCORP, INC.

Current period recoveries	—	—	—	—	—	90	—	90
Net recoveries	—	—	—	—	—	90	—	90
1-4 Family Rental
Performing	46,766	22,067	45,885	99,841	59,781	131,001	2,154	407,495
Nonperforming	—	—	292	—	1,572	1,606	—	3,470
Total 1-4 Family Rental	46,766	22,067	46,177	99,841	61,353	132,607	2,154	410,965
HELOC and Junior Liens
Performing	8,403	5,050	17,397	8,447	4,815	14,180	115,728	174,020
Nonperforming	—	1,151	93	152	—	1,699	1,001	4,096
Total HELOC and Junior Liens	8,403	6,201	17,490	8,599	4,815	15,879	116,729	178,116
Consumer
Performing	5,143	1,169	829	276	265	702	2,216	10,600
Nonperforming	—	—	29	—	—	—	—	29
Total Consumer	5,143	1,169	858	276	265	702	2,216	10,629
Gross charge-offs	—	—	—	—	—	(98)	—	(98)
Current period recoveries	—	—	—	—	—	55	—	55
Net charge-offs	—	—	—	—	—	(43)	—	(43)
Total
Pass	$534,056	$389,290	$536,002	$779,232	$375,146	$848,781	$330,752	$3,793,259
Special mention	—	—	3,048	1,663	172	4,566	—	9,449
Substandard or lower	—	296	17,600	2,388	3,725	13,469	5,521	42,999
Performing	117,432	57,096	124,031	157,616	103,327	325,258	121,587	1,006,347
Nonperforming	—	1,151	514	200	1,572	6,346	1,001	10,784
Total	$651,488	$447,833	$681,195	$941,099	$483,942	$1,198,420	$458,861	$4,862,838

Mid Penn had no loans classified as "doubtful" as of September 30, 2026 and December 31, 2025. There was $1.3 million and $567 thousand in mortgage loans for which formal foreclosure proceedings were in process at September 30, 2026 and December 31, 2025, respectively.
Collateral-Dependent Loans
A financial asset is considered to be collateral-dependent when the debtor is experiencing financial difficulty and repayment is expected to be provided substantially through the sale or operation of the collateral. For all classes of financial assets deemed collateral-dependent, Mid Penn elected the practical expedient to estimate expected credit losses based on the collateral’s fair value less cost to sell. In most cases, Mid Penn records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less cost to sell. Substantially all of the collateral supporting collateral-dependent financial assets consists of various types of real estate, including residential properties; commercial properties such as retail centers, office buildings, and lodging; agriculture land; and vacant land. Total collateral-dependent loans as of September 30, 2026 were $36.7 million, compared to $23.0 million as of December 31, 2025.
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

MID PENN BANCORP, INC.

The following tables present the activity in the ACL - loans by portfolio segment for the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025:

(In thousands)	Balance as of June 30, 2026	Initial ACL - PCD Loans	Initial ACL - PSL Loans	Charge-offs	Recoveries	Net Loans (Charged off) Recovered	(Benefit)/Provision for Credit Losses	Balance as of September 30, 2026
Commercial Real Estate
CRE Nonowner Occupied	10,800	—	—	—	—	—	(768)	10,032
CRE Owner Occupied	6,642	—	—	—	—	—	(478)	6,164
Multifamily	1,474	—	—	—	—	—	310	1,784
Farmland	2,525	—	—	—	—	—	(168)	2,357
Commercial and industrial (3)	10,898	—	—	—	(2)	(2)	320	11,216
Construction
Residential Construction	418	—	—	—	—	—	(125)	293
Other Construction	1,588	—	—	—	—	—	224	1,812
Residential Mortgage
1-4 Family 1st Lien	3,746	—	—	(16)	2	(14)	(246)	3,486
1-4 Family Rental	2,163	—	—	—	—	—	(198)	1,965
HELOC and Junior Liens	1,354	—	—	(53)	—	(53)	(185)	1,116
Consumer	32	—	—	(21)	12	(9)	(4)	19
Total	41,640	—	—	(90)	12	(78)	(1,318)	40,244

(In thousands)	Balance as of December 31, 2025	Initial ACL - PCD Loans (1)	Initial ACL - PSL Loans (2)	Charge-offs	Recoveries	Net Loans (Charged off) Recovered	Provision/(Benefit) for Credit Losses	Balance as of September 30, 2026
Commercial Real Estate
CRE Nonowner Occupied	9,917	—	269	(501)	—	(501)	347	10,032
CRE Owner Occupied	6,095	183	552	—	95	95	(761)	6,164
Multifamily	1,443	—	87	—	—	—	254	1,784
Farmland	2,118	—	1	—	—	—	238	2,357
Commercial and industrial	9,259	547	599	—	4	4	807	11,216
Construction
Residential Construction	477	—	54	—	—	—	(238)	293
Other Construction	1,464	—	76	—	—	—	272	1,812
Residential Mortgage
1-4 Family 1st Lien	2,434	92	1,304	(16)	7	(9)	(335)	3,486
1-4 Family Rental	2,295	—	157	(13)	13	—	(487)	1,965
HELOC and Junior Liens	559	155	337	(101)	—	(101)	166	1,116
Consumer	30	—	2	(673)	36	(637)	624	19
Total	36,091	977	3,438	(1,304)	155	(1,149)	887	40,244
(1) Includes a $977 thousand initial allowance on PCD loans acquired in the 1st Colonial acquisition on February 27, 2026.
(2) Includes a $3.4 million initial allowance on PSL loans acquired in the 1st Colonial acquisition on February 27, 2026.
(3) Commercial and industrial recoveries for the three months ended September 30, 2026 include an adjustment related to recoveries on loans acquired in the 1st Colonial acquisition.

MID PENN BANCORP, INC.

(In thousands)	Balance as of June 30, 2025	Initial ACL - PCD Loans	Charge-offs	Recoveries	Net Loans (Charged off) Recovered	(Benefit)/Provision for Credit Losses	Balance as of September 30, 2025
Commercial Real Estate
CRE Nonowner Occupied	$10,598	$—	$—	$9	$9	$(207)	$10,400
CRE Owner Occupied	6,430	—	—	—	—	(18)	6,412
Multifamily	1,978	—	—	—	—	171	2,149
Farmland	2,098	—	—	—	—	(184)	1,914
Commercial and industrial	8,102	—	(91)	—	(91)	1,355	9,366
Construction
Residential Construction	958	—	—	—	—	(403)	555
Other Construction	2,436	—	—	—	—	(1,283)	1,153
Residential Mortgage
1-4 Family 1st Lien	2,196	—	—	3	3	292	2,491
1-4 Family Rental	2,258	—	—	—	—	52	2,310
HELOC and Junior Liens	520	—	—	—	—	44	564
Consumer	41	—	(40)	28	(12)	(6)	23
Total	$37,615	$—	$(131)	$40	$(91)	$(187)	$37,337

(In thousands)	Balance as of December 31, 2024	Initial ACL - PCD Loans	Charge-offs	Recoveries	Net Loans (Charged off) Recovered	Provision/(Benefit) for Credit Losses (1)	Balance as of September 30, 2025
Commercial Real Estate
CRE Nonowner Occupied	$11,047	$89	$(691)	$11	$(680)	$(56)	$10,400
CRE Owner Occupied	5,243	100	—	—	—	1,069	6,412
Multifamily	3,432	31	—	—	—	(1,314)	2,149
Farmland	1,932	—	—	—	—	(18)	1,914
Commercial and industrial	7,122	36	(294)	9	(285)	2,493	9,366
Construction
Residential Construction	931	—	—	—	—	(376)	555
Other Construction	2,131	—	—	—	—	(978)	1,153
Residential Mortgage
1-4 Family 1st Lien	1,503	37	—	88	88	863	2,491
1-4 Family Rental	1,756	47	—	—	—	507	2,310
HELOC and Junior Liens	392	3	—	—	—	169	564
Consumer	25	—	(70)	48	(22)	20	23
Total	$35,514	$343	$(1,055)	$156	$(899)	$2,379	$37,337
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

There were no new modifications to borrowers experiencing financial difficulty for the quarter ended September 30, 2026.

Information related to loans modified for the nine months ended September 30, 2026, whereby the borrower was experiencing financial difficulty at the time of modification, is set forth in the following table:

(Dollars in thousands)	Interest Only	Term Extension	Combination: Interest Only and Term Extension	Total	% of Total Class of Financing Receivable
Nine months ended September 30, 2026
Commercial real estate
CRE Nonowner Occupied	$—	$—	$251	$251	0.02%
Total Commercial real estate	$—	$—	$251	$251	0.01%
Commercial and industrial	$—	$87	$—	$87	0.01%
Residential mortgage
1-4 Family Rental	—	—	1,059	1,059	0.24%
Total Residential Mortgage	—	—	1,059	1,059	0.08%
Total	$—	$87	$1,310	$1,397

There were no loan modifications to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025.

The financial effects of the loan modifications reduced the monthly payment amounts for the borrower and the term extensions in the table above added a weighted-average of 1.7 years to the life of the loan, which also reduced the monthly payment amounts for the borrower.
As of September 30, 2026, there were no defaults on loans modified to borrowers experiencing financial difficulty within the twelve months following modification.

MID PENN BANCORP, INC.

Note 5 - Deposits
Deposits consisted of the following as of September 30, 2026 and December 31, 2025:

(Dollars in thousands)	September 30, 2026	% of Total Deposits	December 31, 2025	% of Total Deposits
Noninterest-bearing demand deposits	$923,275	15.1%	$834,013	16.0%
Interest-bearing demand deposits	1,821,451	30.0%	1,278,940	24.5%
Money market	1,319,539	21.6%	1,226,171	23.5%
Savings	410,354	6.7%	324,064	6.2%
Total demand and savings	4,474,619	73.4%	3,663,188	70.2%
Time	1,620,432	26.6%	1,551,475	29.8%
Total deposits	$6,095,051	100.0%	$5,214,663	100.0%
The scheduled maturities of time deposits at September 30, 2026 were as follows:

	Time Deposits
(In thousands)	Less than $250,000	$250,000 or more
Maturing in 2026	$492,986	$189,741
Maturing in 2027	635,792	213,684
Maturing in 2028	41,620	9,789
Maturing in 2029	17,008	1,157
Maturing in 2030	7,002	962
Maturing thereafter	9,549	1,142
	$1,203,957	$416,475
Mid Penn had $105.0 million and $97.5 million of brokered certificates of deposits as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, Mid Penn had $101.6 million and $83.2 million, respectively, of Certificate of Deposit Account Registry ("CDAR") deposits.

MID PENN BANCORP, INC.

Note 6 - Derivative Financial Instruments
Mid Penn manages its exposure to certain interest rate risks through the use of derivative financial instruments; however, none are entered into for speculative purposes. During the three months ended September 30, 2026, Mid Penn had outstanding derivative contracts designated as hedges. Mid Penn’s free-standing derivative financial instruments are required to be carried at their fair value on the Consolidated Balance Sheets.
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
Information related to loan-level interest rate swaps is set forth in the following table:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Loan-level interest rate swaps
Notional amount	$381,747	$287,251
Estimated fair value in Other Assets	$14,422	$8,796
Estimated fair value in Other Liabilities	$14,422	$8,796
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

Cash Flow Hedges of Brokered Certificates of Deposit:
Mid Penn designated an interest rate swap as a cash flow hedge for certain brokered certificates of deposit. The interest rate swap was terminated during the second quarter of 2026.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Cash flow hedges
Notional amount	$—	$75,000
Weighted-average remaining term (years)	—	0.84
Pay fixed rate (weighted-average)	—%	3.81%
Receive variable rate (weighted average)	—%	3.52%
Estimated fair value (1)	$—	$211
(1) Estimated fair value, net of accrued interest receivable, is disclosed in Other Assets on the Consolidated Balance Sheet.

MID PENN BANCORP, INC.

Cash Flow Hedge of Variable-Rate Loans:
Mid Penn designated an interest rate floor as a cash flow hedge of forecasted interest cash flows associated on certain variable-rate loans.
Information related to the cash flow hedge is set forth in the following table:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Cash flow hedges
Notional amount	$200,000	$—
Weighted-average remaining term (years)	2.66	—
Floor strike rate (weighted-average)	3.50%	—%
Underlying variable rate (weighted-average)	4.65%	—%
Estimated fair value (1)	$775	$—
(1) Estimated fair value, net of accrued interest receivable, is disclosed in Other Assets on the Consolidated Balance Sheet.

For derivatives designated and qualifying as cash flow hedges of interest rate risk, the unrealized gain or loss is recorded in AOCI and subsequently reclassified into interest income in the same period during which the hedged transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest income as interest payments are made on Mid Penn’s variable-rate liabilities. During the next twelve months, Mid Penn estimates that an additional $601 thousand will be reclassified to interest expense.

Note 7 - Accumulated Other Comprehensive (Loss)/Income
The components of accumulated other comprehensive (loss)/income, net of taxes, are as follows:

(In thousands)	Unrealized Loss on Securities	Unrealized Holding Losses on Interest Rate Derivatives used in Cash Flow Hedges	Defined Benefit Plans	Total
Balance as of June 30, 2026	$(9,789)	$(165)	$812	$(9,142)
OCI before reclassifications	(16,061)	(477)	(11)	(16,549)
Amounts reclassified from AOCI	—	—	—	—
Balance as of September 30, 2026	$(25,850)	$(642)	$801	(25,691)

Balance as of December 31, 2025	$(6,971)	$(191)	$839	$(6,323)
OCI before reclassifications	(18,879)	(451)	10	(19,320)
Amounts reclassified from AOCI	—	—	(48)	(48)
Balance as of September 30, 2026	$(25,850)	$(642)	$801	$(25,691)

Balance as of June 30, 2025	$(12,478)	$163	$559	$(11,756)
OCI before reclassifications	3,193	(334)	(10)	2,849
Amounts reclassified from AOCI	—	—	—	—
Balance as of September 30, 2025	$(9,285)	$(171)	$549	$(8,907)

Balance as of December 31, 2024	$(18,889)	$1,485	$579	$(16,825)
OCI before reclassifications	9,604	(1,656)	(4)	7,944
Amounts reclassified from AOCI	—	—	(26)	(26)
Balance as of September 30, 2025	$(9,285)	$(171)	$549	$(8,907)

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
There were no transfers of assets between fair value Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2026 or the year ended December 31, 2025.
The following tables illustrate the assets and liabilities measured at fair value on a recurring basis and reported on the Consolidated Balance Sheets.

	September 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$16,626	$—	$16,626
Mortgage-backed U.S. government agencies	—	397,303	—	397,303
State and political subdivision obligations	—	3,482	—	3,482
Corporate debt securities	—	53,346	—	53,346
Equity securities	5,175	—	—	5,175
Loans held-for-sale	—	20,215	—	20,215
Other assets:
Derivative assets	—	15,197	—	15,197
Other liabilities:
Derivative liabilities	—	14,422		14,422

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities:
U.S. Treasury and U.S. government agencies	$—	$19,066	$—	$19,066
Mortgage-backed U.S. government agencies	—	353,397	—	353,397
State and political subdivision obligations	—	3,834	—	3,834
Corporate debt securities	—	40,017	—	40,017
Equity securities	5,446	—	—	5,446
Loans held-for-sale	—	3,668	—	3,668
Other assets:
Derivative assets	—	9,007	—	9,007
Other liabilities:
Derivative liabilities	—	8,796	—	8,796

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
Loans held for sale - This category includes mortgage loans held-for-sale that are measured at fair value on a recurring basis. Fair values as of September 30, 2026 were measured as the price that secondary market investors were offering for loans with similar characteristics.
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

The following table illustrates financial instruments measured at fair value on a nonrecurring basis:

	September 30, 2026
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$31,504	$31,504
Foreclosed assets held-for-sale	—	—	10,321	10,321

	December 31, 2025
(In thousands)	Level 1	Level 2	Level 3	Total
Individually evaluated loans, net of ACL	$—	$—	$20,903	$20,903
Foreclosed assets held-for-sale	—	—	7,806	7,806
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

MID PENN BANCORP, INC.

The following table presents additional information about the valuation techniques for level 3 assets measured at fair value on a nonrecurring basis:

	September 30, 2026
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$31,504	Appraisal of collateral	Appraisal adjustments	0%	-	100%	53.3%
Foreclosed assets held for sale	10,321	Appraisal of collateral	Appraisal adjustments	0%	-	100%	54.1%

	December 31, 2025
(Dollars in thousands)	Fair Value	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average
Individually evaluated loans, net of ACL	$20,903	Appraisal of collateral	Appraisal adjustments	8%	-	100%	44.9%
Foreclosed assets held for sale	7,806	Appraisal of collateral	Appraisal adjustments	23%	-	100%	39.8%
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of Mid Penn's financial instruments as of the periods presented:

	September 30, 2026
	Carrying Amount	Estimated Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial instruments - assets
Cash and cash equivalents	$169,108	$169,108	$—	$—	$169,108
Available-for-sale securities	470,757	—	470,757	—	470,757
Held-to-maturity securities	365,680	—	331,020	—	331,020
Equity securities	5,175	5,175	—	—	5,175
Loans held-for-sale	20,215	—	20,215	—	20,215
Net loans	5,596,238	—	—	5,453,417	5,453,417
Restricted investment in bank stocks	11,805		11,805	—	11,805
Accrued interest receivable (2)	34,620	177	5,312	29,131	34,620
Derivative assets	15,197	—	15,197	—	15,197
Financial instruments - liabilities
Deposits	$6,095,051	$—	$6,092,186	$—	$6,092,186
Short-term borrowings	68,000	—	68,000	—	68,000
Long-term debt (1)	4	—	4	—	4
Subordinated debt	—	—	—	—	—
Accrued interest payable	13,025	—	13,025	—	13,025
Derivative liabilities	14,422	—	14,422	—	14,422
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
The Bank’s outstanding and unfunded credit commitments and financial standby letters of credit were deemed to have no significant fair value as of September 30, 2026 and December 31, 2025.
Note 9 - Commitments and Contingencies
Guarantees and commitments to extend credit
Mid Penn is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These instruments include commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer unless there is a violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Mid Penn evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Standby letters of credit and financial guarantees written are conditional commitments to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Mid Penn had $95.4 million and $66.5 million of standby letters of credit outstanding as of September 30, 2026 and December 31, 2025, respectively. Mid Penn does not anticipate any losses because of these transactions. The amount of the liability as of September 30, 2026 and December 31, 2025 for payment under standby letters of credit issued was not considered material.
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
The ACL - OBS was $2.8 million and $2.9 million as of September 30, 2026 and December 31, 2025, respectively. A benefit for credit losses related to credit commitments of $243 thousand and $247 thousand were recorded for the three months ended September 30, 2026 and September 30, 2025, respectively. A benefit for credit losses related to credit commitments of $326 thousand and a provision for credit losses related to credit commitments of $32 thousand were recorded for the nine months ended September 30, 2026 and September 30, 2025, respectively.
The following table presents the activity in the ACL - OBS by segment for the three and nine months ended September 30, 2026 and 2025:

(In thousands)	Balance as of June 30, 2026	Initial ACL Recorded On Acquired Commitments	(Benefit)/Provision for Credit Loss	Balance as of September 30, 2026
1-4 Family Rental	$11	$—	$(2)	$9
C&I	1,495	—	(141)	1,354
CRE NonOwner Occupied	114	—	(19)	95
CRE Owner Occupied	94	—	(3)	91
Consumer	4	—	—	4
Farmland	98	—	(13)	85
HELOC & Junior Liens	298	—	(44)	254
Multifamily	13	—	3	16
Other Construction & Land	736	—	23	759
Residential Construction	181	—	(47)	134
Residential First Liens	6	—	—	6
	$3,050	$—	$(243)	$2,807

(In thousands)	Balance as of December 31, 2025	Initial ACL Recorded On Acquired Commitments (1)	(Benefit)/Provision for Credit Loss	Balance as of September 30, 2026
1-4 Family Rental	$12	$—	$(3)	$9
C&I	1,457	83	(186)	1,354
CRE NonOwner Occupied	134	—	(39)	95
CRE Owner Occupied	93	—	(2)	91
Consumer	3	—	1	4
Farmland	97	—	(12)	85
HELOC & Junior Liens	130	64	60	254
Multifamily	12	—	4	16
Other Construction & Land	742	33	(16)	759
Residential Construction	229	40	(135)	134
Residential First Liens	4	—	2	6
	$2,913	$220	$(326)	$2,807
(1) Includes a $220 thousand initial allowance on unfunded commitments acquired in the 1st Colonial acquisition.

MID PENN BANCORP, INC.

(In thousands)	Balance as of June 30, 2025	(Benefit)/Provision for Credit Loss	Balance as of September 30, 2025
1-4 Family Rental	$16	$4	$20
C&I	1,203	356	1,559
CRE NonOwner Occupied	113	22	135
CRE Owner Occupied	118	(12)	106
Consumer	3	—	3
Farmland	99	(15)	84
HELOC & Junior Liens	125	10	135
Multifamily	23	2	25
Other Construction & Land	1,042	(388)	654
Residential Construction	469	(219)	250
Residential First Liens	7	(7)	—
	$3,218	$(247)	$2,971

(In thousands)	Balance as of December 31, 2024	Provision/(Benefit) for Credit Loss (1)	Balance as of September 30, 2025
1-4 Family Rental	$16	$4	$20
C&I	1,165	394	1,559
CRE NonOwner Occupied	132	3	135
CRE Owner Occupied	98	8	106
Consumer	3	—	3
Farmland	92	(8)	84
HELOC & Junior Liens	92	43	135
Multifamily	27	(2)	25
Other Construction & Land	792	(138)	654
Residential Construction	516	(266)	250
Residential First Liens	6	(6)	—
	$2,939	$32	$2,971
(1) Includes a $275 thousand initial allowance on unfunded commitments acquired in the William Penn acquisition.
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

MID PENN BANCORP, INC.

Note 10 - Debt
Short-term FHLB and Correspondent Bank Borrowings
Total short-term borrowings were $68.0 million and $20.8 million as of September 30, 2026 and December 31, 2025, respectively. Short-term borrowings generally consist of federal funds purchased and advances from the FHLB with an original maturity of less than one year. Federal funds purchased from correspondent banks mature in one business day and are repriced daily based on the federal funds rate. Advances from the FHLB are collateralized by the Bank’s investment in FHLB common stock and by a blanket lien on selected loan receivables comprised principally of real estate secured loans. As of September 30, 2026, the amount of loans pledged totaled $3.3 billion. As of September 30, 2026, the Bank's unused short-term borrowing capacity with the FHLB totaled $1.8 billion (equal to $2.3 billion of maximum borrowing capacity, less the aggregate amount of FHLB letters of credit securing public funds deposits, and other FHLB advances and obligations outstanding) upon satisfaction of any stock purchase requirements of the FHLB.
The Bank also maintained unused overnight lines of credit with other correspondent banks totaling $35.0 million as of September 30, 2026. No draws have been made on these lines of credit as of September 30, 2026 and December 31, 2025, respectively.
Long-term Debt
The following table presents a summary of long-term debt as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025
FHLB fixed rate instruments:
Due February 2026, 4.51%	$—	$20,000
Due August 2026, 4.80%	—	212
Due February 2027, 6.71%	4	10
Total FHLB fixed rate instruments	4	20,222
Finance lease obligations included in long-term debt	2,804	2,917
Total long-term debt	$2,808	$23,139
As a member of the FHLB, the Bank can access a number of credit products which are utilized to provide liquidity. As of September 30, 2026 and December 31, 2025, the Bank had long-term debt outstanding in the amount of $2.8 million and $23.1 million, respectively, consisting of FHLB fixed rate instruments, and a finance lease liability.
The FHLB fixed rate instruments are secured under the terms of a blanket collateral agreement with the FHLB consisting of FHLB stock and qualifying Mid Penn loan receivables, principally real estate secured loans. Mid Penn also obtains letters of credit from the FHLB to secure certain public fund deposits of municipalities and school district customers which are used as a legally allowable alternative to investment in securities. These FHLB letter of credit commitments totaled $454.1 million and $162.5 million as of September 30, 2026 and December 31, 2025, respectively.

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
Outstanding Balance
As of September 30, 2026, the Corporation had no subordinated debt outstanding.

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
During the nine months ended September 30, 2026, Mid Penn repurchased 76,000 shares of common stock at an average price of $32.78. There were no shares repurchased during the three months ended September 30, 2026. As of September 30, 2026, Mid Penn has repurchased an aggregate total of 595,891 shares of common stock under the Program at an average price of $24.82 per share.
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
As of September 30, 2026, participants in the plan held 497,435 shares of the Corporation's common stock.
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
As of September 30, 2026, a total of 390,982 restricted shares were granted under the Plans, of which 132,773 shares were unvested. The Plan's shares granted and vested resulted in $742 thousand and $1.1 million in share-based compensation expense for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, the Plan's shares granted and vested resulted in share-based compensation expense of $1.8 million and $3.8 million, respectively.
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

MID PENN BANCORP, INC.

Equity Awards Assumed from William Penn Acquisition
In connection with the acquisition of William Penn on April 30, 2025, the Corporation issued 3,506,795 shares of common stock as purchase consideration and assumed outstanding equity awards of William Penn, resulting in the issuance of 538,447 stock options and 215,386 restricted stock units "RSUs" of which, 44,511 stock options and 20,605 RSUs remained unvested as of September 30, 2026.
Compensation expense for stock options was $116 thousand and $378 thousand for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, unrecognized compensation expense related to unvested options was $334 thousand. Compensation expense for restricted stock awards was $161 thousand and $527 thousand for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, unrecognized compensation cost related to unvested restricted stock was $462 thousand.
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
The following data sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Net income available to common shareholders	$21,625	$18,297	$52,022	$36,801

Weighted-average common shares outstanding - basic	25,333,652	23,005,504	24,876,037	21,322,698
Dilutive effect of stock-based compensation	311,123	272,063	301,587	265,021
Weighted-average common shares outstanding - diluted	25,644,775	23,277,567	25,177,624	21,587,719

Basic earnings per common share	$0.85	$0.80	$2.09	$1.73
Diluted earnings per common share	0.84	0.79	2.07	1.70
Anti-dilutive shares are common stock equivalents with weighted-average exercise prices in excess of the weighted-average market value for the periods presented. There were no anti-dilutive stock options excluded from diluted earnings per share for the three and nine months ended September 30, 2026, respectively. There were 8,480 antidilutive instruments for the three and nine months ended September 30, 2025, respectively. Dilutive common stock equivalents included issued equity awards acquired in the William Penn acquisition.
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
As part of the acquisition of 1st Colonial on February 27, 2026, Mid Penn issued 2,111,076 shares of common stock as purchase consideration. These shares contributed to the increase in weighted-average shares outstanding for the nine months ended September 30, 2026.

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

The following table presents financial information reviewed by the CODM in assessing performance and allocating resources:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net interest income	$64,640	$53,629	$185,169	$144,344
(Benefit)/provision for credit losses	(1,561)	(434)	561	2,136
Noninterest income	10,038	8,183	30,229	19,565
Noninterest expense	48,590	37,982	148,316	116,422
Provision for Income taxes	6,024	5,967	14,499	8,550
Net income	21,625	18,297	52,022	36,801

Total assets	$7,140,000	$6,267,349	$7,140,000	$6,267,349

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
Caution About Forward-Looking Statements
Forward-looking statements involve risks, uncertainties and assumptions. Although Mid Penn generally does not make forward-looking statements unless Mid Penn’s management believes it has a reasonable basis for doing so, Mid Penn cannot guarantee the accuracy of any forward-looking statements. Actual results may differ materially from those expressed in any forward-looking statements due to a number of uncertainties and risks, including the risks described in this Quarterly Report on Form 10-Q, the 2025 Annual Report, and other unforeseen risks. You should not put undue reliance on any forward-looking statements. These statements speak only as of the date of this Quarterly Report on Form 10-Q, even if subsequently made available by us on Mid Penn’s website or otherwise, and Mid Penn undertakes no obligation to update or revise these statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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
•the failure of assumptions underlying the establishment of the allowance of credit losses, the assessment of potential impairment of investment securities, and estimations of values of collateral and various financial assets and liabilities;
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
The following table presents a summary of Mid Penn's earnings and selected performance ratios:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net Income	$21,625	$18,297	$52,022	$36,801
Diluted EPS	$0.84	$0.79	$2.07	$1.70
Dividends declared	$0.23	$0.22	$0.67	$0.62
Return on average assets (2)	1.21%	1.14%	1.02%	0.82%
Return on average equity (2)	9.48%	9.26%	7.90%	6.97%
Net interest margin (1)(2)	3.92%	3.60%	3.93%	3.48%
Nonperforming assets to total assets	0.66%	0.44%	0.66%	0.44%
Net charge-offs to average loans (annualized)	0.006%	0.008%	0.081%	0.074%
(1) Presented on a FTE basis using a 21% Federal tax rate and statutory interest expense disallowances. See also the "Net Interest Income" section.
(2) Annualized ratios

On February 27, 2026, Mid Penn completed the acquisition of 1st Colonial Bancorp, Inc. ("1st Colonial"), which added total assets of $842.5 million, comprised primarily of $597.5 million of loans. Additionally, on January 1, 2026, Mid Penn completed the acquisition of Cumberland Advisors, Inc. ("Cumberland Advisors"), a registered investment advisory firm, which had approximately $3.2 billion in assets under management, further expanding the Corporation's wealth management capabilities and fee-based revenue at January 1, 2026.

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
Summary of Financial Results
•Net Income Per Share - Mid Penn’s net income available to common shareholders ("earnings") for the three months ended September 30, 2026 was $21.6 million, or $0.85 per basic common share and $0.84 per diluted common share, compared to earnings of $18.3 million, or $0.80 per basic and $0.79 per diluted common share for the three months ended September 30, 2025. The increase in net income per diluted share was primarily attributable to the 1st Colonial and Cumberland Advisors acquisitions. Mid Penn's earnings for the nine months ended September 30, 2026 were $52.0 million, or $2.09 per basic common share and $2.07 per diluted common share, compared to earnings of $36.8 million, or $1.73 per basic common share, and $1.70 per diluted common share for the nine months ended September 30, 2025.

MID PENN BANCORP, INC.

◦Net Interest Margin - For the third quarter of 2026, Mid Penn’s net interest margin was 3.92% versus 3.60% for the same period of 2025. For the nine months ended September 30, 2026, net interest margin was 3.93% versus 3.48% for the same period of 2025. The yield on interest-earning assets for the three months ended September 30, 2026 increased 8 basis points from the same period of 2025. The rate on interest-bearing liabilities decreased 30 basis points from the same period of 2025. The increase, compared to the third quarter of 2025, was driven by higher investment securities yields, and lower funding costs.
◦Loan Growth - Total loans, net of unearned income, as of September 30, 2026 were $5.6 billion compared to $4.9 billion as of December 31, 2025, an increase of $773.6 million, or 15.9%. The increase was primarily driven by the 1st Colonial acquisition and organic growth, which contributed to an increase in residential mortgage loans of $305.1 million, an increase in nonowner occupied commercial real estate of $222.5 million, an increase in owner occupied commercial real estate of $107.4 million, a $27.5 million increase in multifamily loans, a $60.9 million increase in construction loans, and an increase in commercial and industrial loans of $39.5 million.
◦Deposit Growth - Total deposits increased $880.4 million, or 16.9%, from $5.2 billion at December 31, 2025, to $6.1 billion at September 30, 2026. The growth was primarily driven by the acquisition of 1st Colonial, which contributed to an increase of $722.2 million in interest-bearing transaction accounts, an increase of $89.3 million in noninterest-bearing accounts, and an increase of $69.0 million in time deposits.
•Asset Quality - ACL as of September 30, 2026 was $40.2 million, or 0.71% of total loans, as compared to $36.1 million, or 0.74% of total loans as of December 31, 2025. The increase primarily reflects the initial allowance recorded for 1st Colonial loans of $4.4 million.
◦Net Charge-offs/Recoveries - Mid Penn had net loan charge-offs of $78 thousand and $91 thousand for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, net loan charge-offs were $1.1 million compared to $899 thousand for the same period of 2025.
◦Nonperforming assets - Total nonperforming assets were $47.0 million at September 30, 2026, an increase compared to nonperforming assets of $30.8 million at December 31, 2025. The increase during the nine months ended September 30, 2026 was primarily driven by a $13.7 million increase in nonaccrual loans including $7.4 million of nonaccrual loans acquired in the 1st Colonial acquisition, and an additional $7.0 million in commercial real estate loans, as well as a $2.5 million increase in foreclosed real estate, partially offset by payoffs and paydowns in the third quarter of 2026. Delinquency, measured as loans past due 30 days or more, as a percentage of total loans was 0.73% at September 30, 2026, compared to 0.69% and 0.68% as of December 31, 2025 and September 30, 2025, respectively.
◦Provision/Benefit for credit losses - loans - The benefit for credit losses - loans was $1.3 million for the three months ended September 30, 2026 compared to a benefit of $187 thousand for the same period of 2025. The benefit for credit losses on off-balance sheet credit exposures was $243 thousand for the three months ended September 30, 2026, compared to a benefit of $247 thousand for the same period of 2025. The decrease in provision for the three months ended September 30, 2026, was primarily driven by improved macroeconomic assumptions, including more favorable forecasts for both unemployment and GDP, as well as an increase in loan prepayment speeds, partially offset by an increase in reserve on three individually analyzed C&I loans.

MID PENN BANCORP, INC.

The provision for credit losses on loans was $887 thousand for the nine months ended September 30, 2026, a decrease of $1.5 million compared to the provision for credit losses of $2.4 million for the nine months ended September 30, 2025. The decrease for the nine months ended September 30, 2026 was primarily attributable to improved macroeconomic assumptions, partially offset by increases from qualitative adjustments to several segments of the portfolio. The benefit for credit losses on off-balance sheet credit exposures was $243 thousand and $326 thousand for the three and nine months ended September 30, 2026, respectively.
•Noninterest Income - Noninterest income totaled $10.0 million for the three months ended September 30, 2026 compared to $8.2 million for the same period of 2025. The increase is primarily due to a $2.6 million increase in fiduciary and wealth management, reflecting the Cumberland Advisors acquisition, $415 thousand increase from the release of a contingent liability generated from a previous acquisition, a $332 thousand increase from acquisition related lease adjustments, a $211 thousand increase in earnings from the cash surrender value of life insurance, and a $158 thousand increase in ATM debit card interchange, partially offset by a $1.4 million decrease in other noninterest income, including a $537 thousand decrease attributable to a loss recognized on the disposal of fixed assets, a $377 thousand decrease in loan level swap fees, and a $447 thousand decrease on other miscellaneous income.
Noninterest income totaled $30.2 million for the nine months ended September 30, 2026 compared to $19.6 million for the same period of 2025. The increase in noninterest income was primarily driven by a $7.6 million increase in fiduciary and wealth management income, reflecting the Cumberland Advisors acquisition, a $1.2 million increase in earnings from the cash surrender value of life insurance, and a $645 thousand increase in other noninterest income, including a $680 thousand increase in insurance commissions, and a $487 thousand increase in death benefits received, partially offset by a $537 thousand decrease attributable to a loss recognized on the disposal of fixed assets.
•Noninterest Expense - Noninterest expense totaled $48.6 million for the three months ended September 30, 2026, a increase of $10.6 million, or 27.9%, compared to noninterest expense of $38.0 million for the same period of 2025. The increase was primarily driven by a $5.6 million increase in salaries and employee benefits, an $849 thousand increase in software licensing, a $764 thousand increase in intangible amortization, a $640 thousand increase in legal and professional fees, a $510 thousand increase in equipment expense, a $322 thousand increase in occupancy expenses, and a $1.5 million increase in other expenses, including a $420 thousand increase in expenses relate to branch optimization, $306 thousand increase in miscellaneous loan fees, and a $252 thousand increase in insurance expense.
Noninterest expense totaled $148.3 million for the nine months ended September 30, 2026 compared to $116.4 million for the same period of 2025. The increase was primarily driven by a $18.8 million increase in salaries and benefits, reflecting additional staff from the William Penn, 1st Colonial, and Cumberland Advisors acquisitions. Software licensing and utilization costs, occupancy expenses, and legal and professional fees increased $2.8 million, $1.8 million, and $2.7 million, respectively, primarily reflecting Mid Penn's increased size and operational complexity following these acquisitions. Additionally, intangible amortization increased $2.7 million. These increases were partially offset by a $3.7 million decrease in merger and acquisition expenses compared to the same period of 2025.
•Liquidity - Current liquidity, including cash equivalents and borrowing capacity, totaled $1.8 billion compared to $1.7 billion at June 30, 2026, representing 150.1% of uninsured and uncollateralized deposits and approximately 29.3% of total deposits.

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

Results of Operations

Net Interest Income
Net interest income, Mid Penn’s primary source of earnings, represents the difference between interest income received on loans, investments, and overnight funds, and interest expense paid on deposits and short- and long-term borrowings. Net interest income is affected by changes in interest rates and changes in average balances (volume) in the various interest-sensitive assets and liabilities. Interest and average rates in the table below are presented on a fully taxable-equivalent basis ("FTE"). Tax-equivalent adjustments were calculated using a statutory corporate tax rate of 21% for the three and nine months ended September 30, 2026 and 2025.

MID PENN BANCORP, INC.

The following table includes average balances, amounts, and yields of interest income and rates of expense, interest rate spread, and net interest margin for the periods presented:

	Average Balances, Income and Interest Rates
	For the Three Months Ended
	September 30, 2026			September 30, 2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate (2)	Average Balance	Interest	Yield/ Rate (2)
ASSETS:
Interest Bearing Balances	$18,101	$107	2.35%	$26,950	$196	2.89%
Investment Securities:
Taxable	811,062	7,835	3.83%	716,356	6,502	3.60%
Tax-exempt	54,165	277	2.03%	65,664	331	2.00%
Total Investment Securities	865,227	8,112	3.72%	782,020	6,833	3.47%

Federal funds sold	49,000	466	3.77%	310,525	3,463	4.42%
Loans, net of unearned income	5,623,990	88,685	6.26%	4,804,163	76,262	6.30%
Restricted investment in bank stocks	13,066	212	6.44%	7,143	112	6.22%
Total Interest-earning Assets	6,569,384	97,582	5.89%	5,930,801	86,866	5.81%

Cash and Due from Banks	53,451			49,582
Other Assets	466,101			405,368
Total Assets	$7,088,936			$6,385,751

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,718,281	$7,561	1.75%	$1,268,802	$5,736	1.79%
Money market	1,297,153	8,427	2.58%	1,238,470	9,046	2.90%
Savings	420,915	685	0.65%	333,545	64	0.08%
Time	1,659,781	15,358	3.67%	1,774,625	17,785	3.98%
Total Interest-bearing Deposits	5,096,130	32,031	2.49%	4,615,442	32,631	2.80%

Short-term borrowings	88,756	884	3.95%	1	—	—%
Long-term debt	2,839	27	3.77%	23,302	264	4.49%
Subordinated debt	—	—	—%	37,224	342	3.65%
Total Interest-bearing Liabilities	5,187,725	32,942	2.52%	4,675,969	33,237	2.82%

Noninterest-bearing Demand	927,690			852,702
Other Liabilities	68,707			73,533
Shareholders' Equity	904,814			783,547
Total Liabilities & Shareholders' Equity	$7,088,936			$6,385,751

Net Interest Income		$64,640			$53,629
Taxable Equivalent Adjustment (1)		235			245
Net Interest Income (taxable-equivalent basis)		$64,875			$53,874

Total Yield on Earning Assets			5.89%			5.81%
Rate on Supporting Liabilities			2.52%			2.82%
Average Interest Spread			3.37%			2.99%
Net Interest Margin (1)			3.92%			3.60%
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.
(2)Annualized ratios.

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the three months ended September 30, 2026 in comparison to the same period in 2025:

	Three Months Ended September 30, 2026 vs. September 30, 2025
	Increase (decrease)
(In thousands)	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(64)	$(25)	$(89)
Investment Securities:
Taxable	860	473	1,333
Tax-exempt	(58)	4	(54)
Total Investment Securities	802	477	1,279

Federal funds sold	(2,917)	(80)	(2,997)
Loans	13,014	(591)	12,423
Restricted investment in bank stocks	93	7	100
Total Interest Income	10,928	(212)	10,716

INTEREST EXPENSE:
Interest-Bearing Deposits:
Interest-bearing demand	2,032	(207)	1,825
Money market	429	(1,048)	(619)
Savings	17	604	621
Time	(1,151)	(1,276)	(2,427)
Total Interest-Bearing Deposits	1,327	(1,927)	(600)

Short-term borrowings	—	884	884
Long-term debt	(232)	(5)	(237)
Subordinated debt	(342)	—	(342)
Total Interest Expense	753	(1,048)	(295)

NET INTEREST INCOME	$10,175	$836	$11,011
For the three months ended September 30, 2026, net interest income was $64.6 million compared to net interest income of $53.6 million for the three months ended September 30, 2025. The tax-equivalent net interest margin for the three months ended September 30, 2026 was 3.92% compared to 3.60% for the third quarter of 2025, representing a 32 bp increase compared to the same period in 2025.
The yield on interest-earning assets increased to 5.89% for the quarter ended September 30, 2026 from 5.81% for the quarter ended September 30, 2025. This increase was driven by higher yields on investment securities during the third quarter of 2026 compared to the third quarter of 2025.
Average investment securities increased $83.2 million and the yield on those investment securities increased 25 bps during the third quarter of 2026 compared to the third quarter of 2025, increasing interest income due to volume by $802 thousand, and increasing interest income due to rates by $477 thousand. Average loans increased $819.8 million, and the yield on those loans decreased 4 bps, contributing $13.0 million to the increase in interest income while being partially offset by a decrease due to rates of $591 thousand.

MID PENN BANCORP, INC.

Interest expense decreased $295 thousand during the third quarter of 2026 compared to the third quarter of 2025. The rate of interest-bearing liabilities decreased from 2.82% for the third quarter of 2025 to 2.52% for the third quarter of 2026. The decrease in the average rate was primarily attributable to lower rates paid on interest-bearing deposits following Federal Reserve rate cuts in 2025, and lower long-term debt. Mid Penn continued to offer higher rates over the comparable period to both retain and attract deposits.
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
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS:
Interest Bearing Balances	$18,933	$335	2.37%	$23,694	$476	2.69%
Investment Securities:
Taxable	771,768	21,533	3.73	624,228	15,381	3.29
Tax-exempt	59,468	858	1.93	67,528	1,023	2.03
Total Investment Securities	831,236	22,391	3.60	691,756	16,404	3.17

Federal funds sold	29,741	845	3.80	191,156	6,152	4.30
Loans, net of unearned income	5,433,767	254,057	6.25	4,664,089	215,268	6.17
Restricted investment in bank stocks	12,082	572	6.33	7,063	330	6.25
Total Interest-earning Assets	6,325,759	278,200	5.88	5,577,758	238,630	5.72

Cash and Due from Banks	51,068			46,660
Other Assets	451,425			350,043
Total Assets	$6,828,252			$5,974,461

LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing Demand	$1,588,181	$19,690	1.66%	$1,148,549	$15,371	1.79%
Money market	1,252,814	23,735	2.53	1,149,147	24,337	2.83
Savings	406,352	1,696	0.56	300,981	188	0.08
Time	1,636,209	45,377	3.71	1,700,545	51,980	4.09
Total Interest-bearing Deposits	4,883,556	90,498	2.48	4,299,222	91,876	2.86

Short-term borrowings	79,978	2,351	3.93	10,679	376	4.71
Long-term debt	5,787	182	4.20	23,416	773	4.41
Subordinated debt	—	—	—	42,686	1,261	3.95
Total Interest-bearing Liabilities	4,969,321	93,031	2.50	4,376,003	94,286	2.88

Noninterest-bearing Demand	904,390			806,861
Other Liabilities	73,794			86,147
Shareholders' Equity	880,747			705,450
Total Liabilities & Shareholders' Equity	$6,828,252			$5,974,461

Net Interest Income		$185,169			$144,344
Taxable Equivalent Adjustment (1)		702			732
Net Interest Income (taxable-equivalent basis)		$185,871			$145,076

Total Yield on Earning Assets			5.88%			5.72%
Rate on Supporting Liabilities			2.50			2.88
Average Interest Spread			3.38			2.84
Net Interest Margin (1)			3.93			3.48
(1)Presented on a fully taxable-equivalent basis using a 21% federal tax rate and statutory interest expense disallowances.
(2)Annualized ratios.

MID PENN BANCORP, INC.

The following table summarizes the changes in interest income and interest expense resulting from changes in average balances, volume, and changes in rates for the nine months ended September 30, 2026 in comparison to the same period in 2025:

	Nine Months Ended September 30, 2026 vs. September 30, 2025
(In thousands)	Increase (decrease)
	Volume	Rate	Net
INTEREST INCOME:
Interest Bearing Balances	$(96)	$(45)	$(141)
Investment Securities:
Taxable	3,635	2,517	6,152
Tax-exempt	(122)	(43)	(165)
Total Investment Securities	3,513	2,474	5,987

Federal funds sold	(5,195)	(112)	(5,307)
Loans, net of unearned income	35,524	3,265	38,789
Restricted investment in bank stocks	234	8	242
Total Interest Income	33,980	5,590	39,570

INTEREST EXPENSE:
Interest-Bearing Deposits:
Interest-bearing demand	5,884	(1,565)	4,319
Money market	2,195	(2,797)	(602)
Savings	66	1,442	1,508
Time	(1,967)	(4,636)	(6,603)
Total Interest-Bearing Deposits	6,178	(7,556)	(1,378)

Short-term borrowings	2,037	(62)	1,975
Long-term debt	(582)	(9)	(591)
Subordinated debt	(1,261)	—	(1,261)
Total Interest Expense	6,372	(7,627)	(1,255)

NET INTEREST INCOME	$27,608	$13,217	$40,825
For the nine months ended September 30, 2026, net interest income was $185.2 million compared to net interest income of $144.3 million for the nine months ended September 30, 2025. FTE net interest income was $185.9 million for the nine months ended September 30, 2026, an increase of $40.8 million, or 28.1%, compared to the same period in 2025. The tax-equivalent net interest margin for the nine months ended September 30, 2026 was 3.93% compared to 3.48% for the same period in 2025, representing a 45 bp increase, primarily reflecting lower funding costs from the repricing of interest-bearing deposits and short-term borrowings, higher yields on interest earning assets, as well as lower long-term debt balances.
The higher yields and the growth in interest-earning assets contributed $34.0 million and $5.6 million, respectively, to the increase in interest income. The yield on interest-earning assets increased 16 bps to 5.88% for the nine months ended September 30, 2026 compared to 5.72% for the same period of 2025. Average interest-earning assets increased $748.0 million, or 13.4%, during the nine months ended September 30, 2026 compared to the same period of 2025.
Average investment securities increased $139.5 million, or 20.2%, and the yield on those investment securities increased 43 bps during the nine months ended September 30, 2026, contributing $3.5 million and $2.5 million, respectively, to interest income. Average loans increased $769.7 million, and the yield on those loans increased 8 bps, contributing $35.5 million and $3.3 million, respectively, to the increase in interest income.

MID PENN BANCORP, INC.

Interest expense decreased $1.3 million during the first nine months of 2026 compared to the same period of 2025. The rate on interest-bearing liabilities decreased from 2.88% for the first nine months of 2025 to 2.50% for the first nine months of 2026. The decrease in the average rate primarily reflected the repricing of interest-bearing deposits and short term borrowings, as well as lower long term debt balances. Mid Penn continued to offer competitive deposit rates to retain and attract customer deposits. The average rate paid on interest-bearing deposits decreased 38 bps, during the nine months ended September 30, 2026, compared to the same period in 2025, reducing interest expense by $7.6 million.
Provision for Credit Losses - Loans
The benefit for credit losses on loans was $1.3 million for the three months ended September 30, 2026 compared to a benefit of $187 thousand for the three months ended September 30, 2025. The year-over-year change in the benefit for credit losses was primarily driven by improved macroeconomic assumptions, including more favorable forecasts for both unemployment and GDP, as well as an increase in loan prepayment speeds.
The provision for credit losses on loans was $887 thousand for the nine months ended September 30, 2026 compared to a provision of $2.4 million for the same period in 2025. The decrease for the nine months ended September 30, 2026 was primarily attributable to improved macroeconomic assumptions, partially offset by higher qualitative adjustments across several segments of the portfolio.
Noninterest Income
For the three months ended September 30, 2026, noninterest income totaled $10.0 million, an increase of $1.9 million, or 22.7%, compared to noninterest income of $8.2 million for the three months ended September 30, 2025. The increase is primarily due to a $2.6 million increase in fiduciary and wealth management, reflecting the Cumberland Advisors acquisition, $415 thousand increase from the release of a contingent liability generated from a previous acquisition, a $332 thousand increase from acquisition related lease adjustments, a $211 thousand increase in earnings from the cash surrender value of life insurance, and a $158 thousand increase in ATM debit card interchange, partially offset by a $1.4 million decrease in other noninterest income, including a $537 thousand decrease attributable to a loss recognized on the disposal of fixed assets, a $377 thousand decrease in loan level swap fees, and a $447 thousand decrease in other miscellaneous income.
The following table and explanations that follow provide additional analysis of noninterest income:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Variance	% Variance
Fiduciary and wealth management	$3,908	$1,340	$2,568	191.6%
ATM debit card interchange	1,177	1,019	158	15.5
Service charges on deposits	707	647	60	9.3
Mortgage banking	1,159	1,013	146	14.4
Mortgage hedging	100	50	50	100.0
Net gain on sales of SBA loans	14	—	14	—
Earnings from cash surrender value of life insurance	816	605	211	34.9
Other	2,157	3,509	(1,352)	(38.5)
Total	$10,038	$8,183	$1,855	22.7%
For the nine months ended September 30, 2026, noninterest income totaled $30.2 million, an increase of $10.7 million, or 54.5%, compared to noninterest income of $19.6 million for the nine months ended September 30, 2025. The increase was primarily driven by a $7.6 million increase in fiduciary and wealth management income, reflecting the Cumberland Advisors acquisition, a $1.2 million increase in earnings from the cash surrender value of life insurance, and a $645 thousand increase in other noninterest income, including a $680 thousand increase in insurance commissions, and a $487 thousand increase in death benefits received, partially offset by a $537 thousand decrease attributable to a loss recognized on the disposal of fixed assets.

MID PENN BANCORP, INC.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Variance	% Variance
Fiduciary and wealth management	$11,460	$3,886	$7,574	194.9%
ATM debit card interchange	3,381	2,896	485	16.7
Service charges on deposits	1,975	1,861	114	6.1
Mortgage banking	2,591	2,280	311	13.6
Mortgage hedging	293	34	259	761.8
Net gain on sales of SBA loans	204	120	84	70.0
Earnings from cash surrender value of life insurance	2,562	1,370	1,192	87.0
Other	7,763	7,118	645	9.1
Total	$30,229	$19,565	$10,664	54.5%

Noninterest Expense
For the three months ended September 30, 2026, noninterest expense totaled $48.6 million, an increase of $10.6 million, or 27.9%, compared to noninterest expense of $38.0 million for the same period in 2025. The increase was primarily driven by a $5.6 million increase in salaries and employee benefits, an $849 thousand increase in software licensing, a $764 thousand increase in intangible amortization, a $640 thousand increase in legal and professional fees, a $510 thousand increase in equipment expense, a $322 thousand increase in occupancy expenses, and a $1.5 million increase in other expenses, including a $420 thousand increase in expenses relate to branch optimization, $306 thousand increase in miscellaneous loan fees, and a $252 thousand increase in insurance expense.
The following table and explanations that follow provide additional analysis of noninterest expense:

	Three Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Variance	% Variance
Salaries and employee benefits	$26,499	$20,941	$5,558	26.5%
Software licensing and utilization	4,159	3,310	849	25.6
Occupancy expense, net	2,964	2,642	322	12.2
Equipment expense	1,758	1,248	510	40.9
Shares tax	1,109	1,006	103	10.2
Legal and professional fees	1,710	1,070	640	59.8
ATM/card processing	771	557	214	38.4
Intangible amortization	1,708	944	764	80.9
FDIC Assessment	785	422	363	86.0
Loss on sale of foreclosed assets, net	440	471	(31)	(6.6)
Merger and acquisition expense	43	233	(190)	(81.5)
Other expenses	6,644	5,138	1,506	29.3
Total Noninterest Expense	$48,590	$37,982	$10,608	27.9%

For the nine months ended September 30, 2026, noninterest expense totaled $148.3 million, an increase of $31.9 million, or 27.4%, compared to noninterest expense of $116.4 million for the nine months ended September 30, 2025. The increase was primarily driven by a $18.8 million increase in salaries and benefits, reflecting additional staff from the William Penn, 1st Colonial, and Cumberland Advisors acquisitions. Software licensing and utilization costs, occupancy expenses, and legal and professional fees increased $2.8 million, $1.8 million, and $2.7 million, respectively, primarily reflecting Mid Penn's increased size and operational complexity following these acquisitions. Additionally, intangible amortization increased $2.7 million. These increases were partially offset by a $3.7 million decrease in merger and acquisition expenses compared to the same period of 2025.

MID PENN BANCORP, INC.

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Variance	% Variance
Salaries and employee benefits	$76,790	$58,003	$18,787	32.4%
Software licensing and utilization	11,915	9,156	2,759	30.1
Occupancy expense, net	9,109	7,281	1,828	25.1
Equipment expense	4,995	3,590	1,405	39.1
Shares tax	2,895	2,531	364	14.4
Legal and professional fees	5,555	2,889	2,666	92.3
ATM/card processing	2,217	1,911	306	16.0
Intangible amortization	4,828	2,116	2,712	128.2
FDIC Assessment	2,248	2,406	(158)	(6.6)
Loss/(gain) on sale of foreclosed assets, net	935	443	492	111.1
Merger and acquisition expense	7,869	11,558	(3,689)	(31.9)
Other expenses	18,960	14,538	4,422	30.4
Total Noninterest Expense	$148,316	$116,422	$31,894	27.4%

Income Taxes
The provision for income taxes was $6.0 million for the three months ended September 30, 2026 and 2025. The provision for income taxes was $14.5 million and $8.6 million for the nine months ended September 30, 2026 and 2025, respectively. The provision for income taxes for the nine months ended September 30, 2026 and 2025 reflects a combined Federal and State effective tax rate of 21.8% and 18.9%, respectively.
Historically, Mid Penn’s effective tax rate has generally been below the federal statutory rate due to earnings on tax-exempt loans, investments, and earnings from the cash surrender value of life insurance, as well as the impact of federal income tax credits, including those awarded from Mid Penn’s low-income housing investments. The effective tax rate for the current period was higher than the federal statutory rate primarily due to the impact of state income taxes. This increase was driven by changes in the Corporation's state apportionment resulting from the acquisition of 1st Colonial, resulting in a higher proportion of income subject to higher state tax rates. The realization of Mid Penn’s deferred tax assets is dependent on future earnings. Mid Penn currently anticipates that future earnings will be adequate to fully realize the currently recorded deferred tax assets.
On July 4, 2025, the President signed H.R. 1, the “One Big Beautiful Bill Act,” into law. The legislation includes several changes to federal tax law that may affect the Corporation in future periods, including provisions related to business deductions and tax depreciation. These changes did not have a material impact on the Corporation’s federal income tax expense or liability for the three and nine month periods ended September 30, 2026.

Financial Condition
Mid Penn’s total assets were $7.1 billion as of September 30, 2026, reflecting an increase of $1.0 billion, or 16.4%, compared to total assets of $6.1 billion as of December 31, 2025. The increase was primarily driven by an increase in loans as a result of the 1st Colonial acquisition, an increase in investment securities, and an increase in Federal funds sold.
Investment Securities
Mid Penn’s investment portfolio is utilized primarily to support overall liquidity and interest rate risk management, to provide collateral supporting pledging requirements for public funds on deposit, and to generate additional interest income within reasonable risk parameters. The carrying value of total investment securities as of September 30, 2026 was $836.4 million compared to $763.6 million as of December 31, 2025. Mid Penn does not anticipate growth in the investment portfolio beyond levels necessary to support pledging requirements.

MID PENN BANCORP, INC.

The following table presents the expected maturities of the investment portfolio and the weighted average yields (calculated based on historical cost):

	Maturing
(Dollars in thousands)	One Year and Less		After One Year thru Five Years		After Five Years Thru Ten Years		After Ten Years		Total
As of September 30, 2026	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield	Amount	Weighted-Average Yield
Available-for-sale securities, at fair value:
U.S. Treasury and U.S. government agencies	$7,399	1.61%	$5,306	2.89%	$3,921	3.10%	$—	—%	$16,626	2.39%
Mortgage-backed U.S. government agencies	—	—	337	2.04	6,714	3.10	390,252	4.69	397,303	4.66
State and political subdivision obligations	—	—	258	2.08	2,985	2.48	239	2.50	3,482	2.45
Corporate debt securities	4,889	3.43	5,334	7.39	39,117	5.80	4,006	7.00	53,346	5.83
	$12,288	2.34%	$11,235	4.96%	$52,737	5.02%	$394,497	4.71%	$470,757	4.69%
Held-to-maturity securities, at amortized cost:
U.S. Treasury and U.S. government agencies	$18,500	1.80%	$139,206	1.86%	$65,879	2.26%	$—	—%	$223,585	1.97%
Mortgage-backed U.S. government agencies	41	2.81	1,537	2.93	2,440	2.72	24,464	1.97	28,482	2.09
State and political subdivision obligations	47,381	2.92	31,680	2.22	13,615	2.45	8,487	2.74	101,163	2.63
Corporate debt securities	—	—	8,950	3.02	3,500	4.57	—	—	12,450	3.46
	$65,922	2.61%	$181,373	1.99%	$85,434	2.40%	$32,951	2.17%	$365,680	2.21%

Loans, net of unearned income
Total loans, net of unearned income, as of September 30, 2026 were $5.6 billion compared to $4.9 billion as of December 31, 2025. The growth of $773.6 million, or 15.9%, since December 31, 2025 was primarily driven by the acquisition of 1st Colonial, which contributed to an increase in commercial real estate loans of $370.9 million, an increase in residential mortgages of $305.1 million, an increase in construction loans of $60.9 million, and an increase in commercial and industrial loans of $39.5 million.

MID PENN BANCORP, INC.

	September 30, 2026		December 31, 2025		Change in Balance
(Dollars in thousands)	Balance	% of Total Loans	Balance	% of Total Loans	$	%
Commercial real estate
CRE Nonowner Occupied	$1,586,537	28.1%	$1,364,040	28.1%	$222,497	16.3%
CRE Owner Occupied	826,227	14.7	718,864	14.7	107,363	14.9
Multifamily	446,787	7.9	419,267	8.6	27,520	6.6
Farmland	241,350	4.3	227,816	4.7	13,534	5.9
Total Commercial Real Estate	3,100,901	55.0	2,729,987	56.1	370,914	13.6
Commercial and industrial	759,562	13.5	720,031	14.8	39,531	5.5
Construction
Residential Construction	86,754	1.5	85,299	1.8	1,455	1.7
Other Construction	369,826	6.6	310,390	6.3	59,436	19.1
Total Construction	456,580	8.1	395,689	8.1	60,891	15.4
Residential Mortgage
1-4 Family 1st Lien	570,955	10.1	417,421	8.6	153,534	36.8
1-4 Family Rental	438,857	7.8	410,965	8.5	27,892	6.8
HELOC and Junior Liens	301,833	5.4	178,116	3.7	123,717	69.5
Total Residential Mortgage	1,311,645	23.3	1,006,502	20.8	305,143	30.3
Consumer	7,794	0.1	10,629	0.2	(2,835)	(26.7)
	$5,636,482	100.0%	$4,862,838	100.0%	$773,644	15.9%

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

MID PENN BANCORP, INC.

The following table presents the commercial real estate portfolio by property type along with the weighted average loan to value:

(Dollars in thousands)	September 30, 2026			December 31, 2025
Commercial Real Estate	Balance	% of portfolio	Weighted-Average LTV (2)	Balance	% of portfolio	Weighted-Average LTV (2)
Owner Occupied (1)	$826,227	26.6%	N/A	$718,864	26.3%	N/A
Farmland (1)	241,350	7.8	N/A	227,816	8.3	N/A
Multifamily	446,787	14.5	61.8	419,267	15.5	53.3
Non Owner Occupied
Retail	412,461	13.3	48.4	429,095	15.7	50.4
Office	357,235	11.5	67.5	289,650	10.6	61.4
Industrial	209,253	6.7	48.4	177,822	6.5	48.0
Hospitality	230,881	7.4	47.7	158,667	5.8	47.1
Flex	55,149	1.8	47.2	46,432	1.7	47.2
Mobile Home Park	22,720	0.7	53.9	18,763	0.7	56.4
Health Care	24,144	0.8	59.8	11,870	0.4	52.8
Other Property Types	274,694	8.9	57.9	231,741	8.5	54.7
Total Commercial Real Estate	$3,100,901	100.0%	56.0%	$2,729,987	100.0%	52.9%
(1) LTV not available for Owner Occupied and Farmland properties.
(2) Weighted average Loan to Value is calculated based on estimated current market values of the properties.
Maturity distribution by contractual maturity date and rate sensitivity information related to the loan portfolio is reflected in the table below:

(In thousands)
As of September 30, 2026	One Year and Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Commercial real estate
CRE Nonowner Occupied	$158,934	$588,270	$529,330	$310,003	$1,586,537
CRE Owner Occupied	49,105	142,580	343,692	290,850	826,227
Multifamily	91,335	123,180	114,256	118,016	446,787
Farmland	898	12,032	79,869	148,551	241,350
Total Commercial real estate	300,272	866,062	1,067,147	867,420	3,100,901
Commercial and industrial	43,259	283,907	154,990	277,406	759,562
Construction
Residential Construction	63,617	20,945	1,308	884	86,754
Other Construction	105,971	179,655	62,413	21,787	369,826
Total Construction	169,588	200,600	63,721	22,671	456,580
Residential mortgage
1-4 Family 1st Lien	8,270	27,693	101,946	433,046	570,955
1-4 Family Rental	25,425	50,048	154,271	209,113	438,857
HELOC and Junior Liens	2,400	16,071	47,731	235,631	301,833
Total Residential Mortgage	36,095	93,812	303,948	877,790	1,311,645
Consumer	1,483	1,427	2,096	2,788	7,794
Total loans held in portfolio	$550,697	$1,445,808	$1,591,902	$2,048,075	$5,636,482

MID PENN BANCORP, INC.

Fixed interest rates:
Commercial real estate
CRE Nonowner Occupied	$104,277	$218,270	$75,465	$1,731	$399,743
CRE Owner Occupied	38,351	95,958	24,446	4,448	163,203
Multifamily	44,676	60,580	7,767	—	113,023
Farmland	395	9,068	3,700	272	13,435
Total Commercial real estate	187,699	383,876	111,378	6,451	689,404
Commercial and industrial	26,053	134,818	30,627	7,712	199,210
Construction
Residential Construction	9,806	9,313	4	—	19,123
Other Construction	14,651	23,239	1,394	647	39,931
Total Construction	24,457	32,552	1,398	647	59,054
Residential mortgage
1-4 Family 1st Lien	4,948	17,299	78,090	362,646	462,983
1-4 Family Rental	15,251	37,442	12,476	14,494	79,663
HELOC and Junior Liens	673	8,983	33,226	2,597	45,479
Total Residential Mortgage	20,872	63,724	123,792	379,737	588,125
Consumer	747	1,427	1,931	782	4,887
Total fixed interest rates	$259,828	$616,397	$269,126	$395,329	$1,540,680

Floating interest rates:
Commercial real estate
CRE Nonowner Occupied	$54,657	$370,000	$453,865	$308,272	$1,186,794
CRE Owner Occupied	10,754	46,622	319,246	286,402	663,024
Multifamily	46,659	62,600	106,489	118,016	333,764
Farmland	503	2,964	76,169	148,279	227,915
Total Commercial real estate	112,573	482,186	955,769	860,969	2,411,497
Commercial and industrial	17,206	149,089	124,363	269,694	560,352
Construction
Residential Construction	53,811	11,632	1,304	884	67,631
Other Construction	91,320	156,416	61,019	21,140	329,895
Total Construction	145,131	168,048	62,323	22,024	397,526
Residential mortgage
1-4 Family 1st Lien	3,322	10,394	23,856	70,400	107,972
1-4 Family Rental	10,174	12,606	141,795	194,619	359,194
HELOC and Junior Liens	1,727	7,088	14,505	233,034	256,354
Total Residential Mortgage	15,223	30,088	180,156	498,053	723,520
Consumer	736	—	165	2,006	2,907
Total floating interest rates	290,869	829,411	1,322,776	1,652,746	4,095,802
Total fixed and floating interest rates	$550,697	$1,445,808	$1,591,902	$2,048,075	$5,636,482

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

Changes in the ACL-loans are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$41,640	$37,615	$36,091	$35,514

Purchased credit deteriorated loans	—	—	977	343
Purchased seasoned loans	—	—	3,438	—

Loans charged off during period	(90)	(131)	(1,304)	(1,055)
Recoveries of loans previously charged off	12	40	155	156
Net charge-offs	(78)	(91)	(1,149)	(899)

Provision for credit losses - loans (1)(2)	(1,318)	(187)	887	2,379
Balance, end of period	$40,244	$37,337	$40,244	$37,337

Ratio of net charge-offs to average loans outstanding (annualized)	0.006%	0.008%	0.028%	0.026%

Ratio of ACL - loans to net loans at end of period	0.71%	0.77%	0.71%	0.77%
(1) Includes a $3.4 million initial provision related to non-PCD loans from the 1st Colonial acquisition in the second quarter of 2026.
(2) Includes a $2.3 million initial provision related to non-PCD loans from the William Penn acquisition in the second quarter of 2025.

MID PENN BANCORP, INC.

The following table presents the change in nonperforming asset categories as of September 30, 2026, December 31, 2025, and September 30, 2025.

(Dollars in thousands)	September 30, 2026	December 31, 2025	September 30, 2025
Nonperforming Assets:
Total nonaccrual loans	$36,650	$22,951	$17,957

Foreclosed real estate	10,321	7,806	9,346
Total nonperforming assets	46,971	30,757	27,303

Accruing loans 90 days or more past due	—	—	160
Total risk elements	$46,971	$30,757	$27,463

Nonaccrual loans as a percentage of total loans outstanding	0.65%	0.47%	0.37%

Nonperforming assets as a percentage of total loans outstanding and foreclosed real estate	0.83%	0.63%	0.57%

Ratio of ACL-loans to nonperforming loans	109.81%	157.25%	207.92%
Total nonperforming assets were $47.0 million at September 30, 2026, an increase compared to nonperforming assets of $30.8 million at December 31, 2025. The increase during the nine months ended September 30, 2026 was primarily driven by a $13.7 million increase in nonaccrual loans including $7.4 million of nonaccrual loans acquired in the 1st Colonial acquisition, and an additional $7.0 million in commercial real estate loans, as well as a $2.5 million increase in foreclosed real estate, partially offset by payoffs and paydowns in the third quarter of 2026. Delinquency, measured as loans past due 30 days or more, including loans on nonaccrual status, was 0.73% of total loans at September 30, 2026, compared to 0.69% and 0.68% as of December 31, 2025 and September 30, 2025, respectively.

Goodwill

Mid Penn evaluates goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that impairment may be present. Significant negative industry or economic trends, as well as changes in the Corporation's stock price, could represent potential indicators of impairment. Management considered relevant factors, including overall market conditions, and trends in the Corporation's stock price, and concluded that no triggering events had occurred as of September 30, 2026. Management will continue to monitor these factors in future periods. Mid Penn's annual impairment test is scheduled to be conducted as of October 31, 2026.
Deposits
Total deposits increased $880.4 million, or 16.9%, from $5.2 billion on December 31, 2025, to $6.1 billion at September 30, 2026. The growth was primarily driven by the acquisition of 1st Colonial deposits of $747.1 million. These deposits contributed to a $722.2 million increase in interest-bearing accounts, a $89.3 million increase in noninterest-bearing accounts, and a $69.0 million increase in time deposits.

MID PENN BANCORP, INC.

Average balances and average interest rates applicable to deposits by major classification:

	September 30, 2026		December 31, 2025		Change
(Dollars in thousands)	Balance	Rate	Balance	Rate	$	%
Noninterest-bearing demand deposits	$904,390	0.00%	$816,429	0.00%	$87,961	10.77%
Interest-bearing demand deposits	1,588,181	1.66	1,179,007	1.77	409,174	34.70
Money market	1,252,814	2.53	1,176,166	2.79	76,648	6.52
Savings	406,352	0.56	306,431	0.08	99,921	32.61
Time	1,636,209	3.71	1,674,557	4.05	(38,348)	(2.29)
	$5,787,946	2.09%	$5,152,590	2.36%	$635,356	12.33%

As of September 30, 2026, uninsured deposits were approximately $1.2 billion, or 19.5% of total deposits compared to $1.0 billion, or 19.2%, of total deposits as of December 31, 2025. The maturities of the uninsured time deposits as of September 30, 2026 were as follows:

(In thousands)	2026
Three months or less	$187,607
Over three months to six months	96,283
Over six months to twelve months	102,246
Over twelve months	30,339
$416,475
Borrowings

Total short-term borrowings increased $47.2 million, or 226.4%, from December 31, 2025 to September 30, 2026. The increase in short-term borrowings was driven by our objective to maintain a strong level of unencumbered liquid assets, ensuring the availability of high-quality liquidity to meet potential near-term obligations. Total long-term borrowings were $2.8 million at September 30, 2026, a decrease of $20.3 million from December 31, 2025.
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

MID PENN BANCORP, INC.

The Consolidated Statements of Cash Flows provide additional information. Mid Penn’s operating activities during the nine months ended September 30, 2026 provided $64.7 million in cash, mainly due to net income. Cash used in investing activities during the nine months ended September 30, 2026 was $135.0 million, mainly the result of a net increase in loans. Cash provided by financing activities during the nine months ended September 30, 2026 totaled $140.5 million, primarily the result of a net increase in deposits.
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
Mid Penn maintained the following regulatory capital ratios in comparison to regulatory requirements:

	September 30, 2026	December 31, 2025	Regulatory Minimum for Capital Adequacy
Total Risk-Based Capital (to Risk-Weighted Assets)	13.77%	14.32%	10.50%
Tier I Risk-Based Capital (to Risk-Weighted Assets)	13.06	13.55	8.50
Common Equity Tier I (to Risk-Weighted Assets)	13.06	13.55	7.00
Tier I Leverage Capital (to Average Assets)	10.75	11.02	4.00
As of September 30, 2026 and December 31, 2025, regulatory capital ratios for both Mid Penn and the Bank met the definition of a "well-capitalized" institution under the regulatory framework for prompt corrective action and exceeded the minimum capital requirements under Basel III. However, future changes in regulations could increase capital requirements and may have an adverse effect on capital resources.

MID PENN BANCORP, INC.

Shareholders' Equity
Shareholders' equity is evaluated in relation to total assets and the risk associated with those assets, and the desire to collectively maintain and enhance shareholders’ value, and satisfactorily address regulatory capital requirements. Accordingly, capital management practices have been, and will continue to be, of paramount importance to Mid Penn.
Shareholders’ equity increased by $88.6 million, or 10.9%, from $814.1 million as of December 31, 2025 to $902.6 million as of September 30, 2026, reflecting common stock issued in connection with the 1st Colonial and Cumberland Advisors acquisitions totaling $69.6 million and earnings of $52.0 million, partially offset by dividends paid of $5.8 million.

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
Management reviews interest rate risk on a quarterly basis. This analysis includes earnings scenarios in which interest rates are increased by 100, 200, 300 and 400 bps or decreased by 100, 200, 300, and 400 bps. These scenarios, detailed in the table below, indicate that Mid Penn would experience an increase in net interest income over a one-year period in rising interest rate environments, while declining interest rates would result in a decrease in net interest income. However, actual results could vary significantly from the calculations prepared by management. At September 30, 2026, all interest rate risk levels according to the model were within the tolerance limits of the Board-approved policy.

Change in Basis Points	% Change in Net Interest Income		Policy Risk Limit
	September 30, 2026	December 31, 2025
400	7.5%	9.7%	≥ -25%
300	5.7%	7.3%	≥ -20%
200	3.9%	4.9%	≥ -15%
100	1.9%	2.4%	≥ -10%
(100)	(1.7)%	(2.7)%	≥ -10%
(200)	(2.9)%	(5.3)%	≥ -15%
(300)	(3.8)%	(7.3)%	≥ -20%
(400)	(6.2)%	(8.4)%	≥ -25%

MID PENN BANCORP, INC.

ITEM 4 – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Mid Penn maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Mid Penn files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of September 30, 2026, Mid Penn’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that the disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There were no changes in Mid Penn’s internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonable likely to materially affect, Mid Penn’s internal control over financial reporting.

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
ITEM 1A – RISK FACTORS
Management has reviewed the risk factors that were previously disclosed in the 2025 Annual Report and subsequent reports filed with the SEC to determine if there were material changes applicable to the nine months ended September 30, 2026. There have been no material changes to the risk factors that were previously disclosed in the 2025 Annual Report.

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
During the three months ended September 30, 2026, Mid Penn did not repurchase any shares of common stock. As of September 30, 2026, Mid Penn repurchased an aggregate total of 595,891 shares of common stock under the Program.

MID PENN BANCORP, INC.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 – MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 – OTHER INFORMATION
During the three months ended September 30, 2026, none of Mid Penn’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Mid Penn’s common stock that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as such term is defined in Item 408(c) of Regulation S-K.

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
3.1	The Registrant’s Articles of Incorporation. (Incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on form 10-Q with the SEC on May 9, 2023.)

3.2	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the SEC on September 1, 2026.)

10.1
Change in Control Agreement between Mid Penn Bank and Dana R. Stewart dated July 31, 2026 (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K/A filed with the SEC on August 6, 2026.)

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

Mid Penn Bancorp, Inc. (Registrant)

By:	/s/ Rory G. Ritrievi
Rory G. Ritrievi President and CEO (Principal Executive Officer)

Date:	November 5, 2026

By:	/s/ Justin T. Webb
Justin T. Webb Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2026